Form 10-K
period 1997-12-31
LOCKHART CARIBBEAN CORP
filed 1998-05-05
CIK 1041128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997*

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to _______

                        Commission file number 333-35105

                         LOCKHART CARIBBEAN CORPORATION
             (Exact Name of Registrant as Specified in Its charter)

    U.S. VIRGIN ISLANDS                                 65-0491618
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     NO. 44 ESTATE THOMAS
ST. THOMAS, U.S. VIRGIN ISLANDS                            00802
(Address of Principal Executive Offices)                 (Zip Code)

        Registrant's telephone number, including area code:(340) 776-1900

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
         Title of Each Class                       on Which Registered

                  None                                      None

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                                (Title of Class)

* This report contains only Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements of the Registrant in accordance with Rule 15d-2 under the Securities Exchange Act of 1934.

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is currently no public market for the registrant's voting stock.

Shares of Common Stock outstanding at March 31, 1998 were 8,672,617 shares, consisting of 8,750 shares of Class A Common Stock and 8,663,867 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the audited consolidated financial statements of Lockhart Caribbean Corporation and subsidiaries and the notes thereto appearing elsewhere in this report. This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management's beliefs and assumptions, based on information currently available to management and are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations as well as statements preceded by, followed by, or that include, the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees of performance, and future results may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Overview

         Lockhart Caribbean Corporation (the "Company") owns, acquires, operates, develops, and manages shopping centers, commercial parks, and other commercial real estate, primarily on the islands of St. Thomas and St. Croix. The Company's revenue is currently derived from the rental of retail and office space and long-term ground leases of real property. In 1997 and 1996, building space rental generated 89% of total revenue and ground lease payments accounted for 11%. Revenue growth from 1995 to 1997 (an increase of $1.1 million) is primarily attributable to the acquisition of Fort Mylner Commercial Center, Fort Mylner Shopping Center and Orange Grove Shopping Center (collectively, the "Acquisition Properties") in June 1996.

         The Company's two wholly-owned subsidiaries, H.E. Lockhart Management, Inc. ("HELM") and Lockhart Realty, Inc. ("LRI") account for 100% of the Company's revenue. HELM owns and manages seven shopping centers, serving both the tourist and local sectors, with a mix of office and retail space. HELM also owns two parcels which it leases to tenants under long-term ground leases. LRI retains ownership of undeveloped real estate and operates the commercial parks. In 1997, HELM accounted for 90% of the Company's total revenue, and LRI accounted for 10%.

         LRI is expected to account for a greater portion of total revenue in the future as it develops the real property holdings of approximately 415 acres zoned for residential use. HELM is expected to generate increased revenues commencing in 1998 from new lease agreements negotiated with tenants at one of the Company's tourist-oriented shopping centers. In addition, the Company's planned renovation of Lockhart Gardens Shopping Center and of the Grand Hotel Court, each scheduled to start in 1999, will add an aggregate of approximately 30,000 square feet of retail space.

         The Company is currently pursuing a strategy to enhance revenue growth and achieve geographic and line-of-business diversification. The strategy involves an entry into the consumer financial services industry and expanding into other Caribbean markets. The Company has agreed to acquire Premium Finance Company of the V.I., Inc. ("PFC"), an insurance premium financing company that has an established and growing business in the U.S. Virgin Islands and the British Virgin Islands. PFC has also made inroads into certain other Eastern Caribbean markets, such as Anguilla, Antigua, Grenada, St. Vincent and St. Maarten.

Results of Operations

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

         Total revenue (rental income, tenant expense reimbursements, and other operating income) for 1997 increased by $890,047 or 21% over 1996. Of this increase, $757,550 was due to a full year of revenue from the Acquisition Properties.

         For the years ended December 31, 1997 and 1996, total operating expenses were $4,680,172 and $3,884,743, respectively.

         Exclusive of depreciation and amortization, other operating expenses of $3,232,688 accounted for 63% of total revenue for the year ended December 31, 1997. The $792,719 increase in such expenses from 1996 was due to (i) a full year of operating expenses in 1997 compared to only six months of operating expenses in 1996 at the Acquisition Properties, and (ii) increases in the reserve for doubtful accounts, contracted security guard services at the properties, and pension and retirement benefits.

         Depreciation and amortization increased by $202,710 or 16% for the year ended December 31, 1997. The increase was due primarily to the Acquisition Properties and the $6.0 million investment in the reconstruction of Lockhart Gardens Shopping Center as a consequence of damage caused by Hurricane Marilyn in September, 1995.

         Interest expense increased by $573,013 or 34% for the year due to (i) an $11.0 million increase in bank debt to purchase the Acquisition Properties and pay for additional costs incurred in the reconstruction of Lockhart Gardens Shopping Center, (ii) increased borrowings under the Company's line of credit, and (iii) a 50 basis point increase in the prime rate in April, 1997, which resulted in a corresponding increase in the interest rate payable under the Company's bank debt and line of credit.

         For the year ended December 31, 1997, the Company made a one-time payment to Woolworth Corp. of $200,000 to terminate their lease at Lockhart Gardens Shopping Center. The Company collected $200,000 from Kmart as reimbursement of the lease termination payment to Woolworth Corp., and such amount will be amortized over the initial term of Kmart's lease in accordance with FASB 13.

         As a result of the foregoing, the Company showed a net loss (including depreciation and amortization) of $1,369,465 for 1997 compared to a net loss of $832,710 for 1996.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

         Total revenue for the years ended December 31, 1996 and 1995 was $4,216,733 and $3,971,800, respectively. The $244,933, or 6%, increase resulted principally from six months of revenue from the Acquisition Properties. Gross revenue from the Acquisition Properties of $721,902 was partially offset by a decrease of $476,969 in revenue generation from other properties as a result of damage caused by Hurricane Marilyn. With the receipt of $453,355 in insurance reimbursements for business interruption losses, revenue loss at the affected properties was principally due to vacancies resulting from tenants who were unable to resume business even after reconstruction was completed at the affected properties, as well as the continued vacancy at the damaged northern end of Lockhart Gardens Shopping Center. The Company expects to commence reconstruction at the northern end of Lockhart Gardens Shopping Center once a dispute with the ground lessee over reconstruction of their supermarket facility is resolved.

         For the years ended December 31, 1996 and 1995, total operating expenses were $3,884,743 and $3,663,547 respectively.

         Exclusive of depreciation and amortization, other operating expenses decreased by $117,315 or 4.3% despite the addition of the Acquisition Properties. Lower expenses resulted from a reduction in overhead costs and the elimination of certain professional fees incurred in 1995 to facilitate settlement of insurance claims resulting from Hurricane Marilyn. Adjusting for expenses of the Acquisition Properties, operating expenses exclusive of depreciation and amortization, decreased by $342,411 or 12% in 1996.

         Depreciation and amortization increased by $338,511 or 37% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the Acquisition Properties and the full amortization of certain capitalized loan costs related to banks notes that were liquidated in October, 1996.

         Interest expense increased by $591,726 or 55% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in interest expense was due to an $11.0 million increase in bank debt to purchase the Acquisition Properties and pay for additional costs incurred in the reconstruction of the southern section of Lockhart Gardens Shopping Center.

         Insurance proceeds of $75,670 and $5,916,981 for the years ended December 31, 1996 and 1995, respectively, represent amounts collected or receivable from insurance companies for repairs to properties damaged by Hurricane Marilyn.

         For the year ended December 31, 1996, there was a gain on the sale of residentially zoned real property as a result of the disposition of approximately 1.7 acres. For the year ended December 31, 1995, there was a loss of $850,972 due to a write-off of the net book value of certain properties damaged by Hurricane Marilyn.

         As a result of the foregoing, the Company had a net loss of $832,710 for the year ended December 31, 1996 compared to net income of $2,503,875 for the year ended December 31, 1995.

Cash Flow

         Net cash flow from operating activities declined by $4.9 million in the year ended December 31, 1997 compared to the year ended December 31, 1996 as insurance proceeds of $5.3 million were collected and spent in 1996. Net cash flow used in investing activities was $14.8 million more in 1996 as a result of the Acquisition Properties and the reconstruction of the southern section of Lockhart Gardens Shopping Center through a combination of bank debt and insurance proceeds. Net cash flow provided by financing activities was $10.8 million more in the year ended December 31, 1996 compared to the year ended December 31, 1997 as a result of the additional bank financing obtained to purchase the Acquisition Properties and to fund the additional costs in the reconstruction of the southern section of Lockhart Gardens Shopping Center.

         Net cash flow from operating activities increased by $3.1 million for the year ended December 31, 1996 compared to 1995 as a result of insurance proceeds collected in 1996 for the reconstruction of operating properties damaged by Hurricane Marilyn. Net cash flow used in investing activities increased by $8.2 million for the year ended December 31, 1996 compared to 1995 due principally to the purchase of the Acquisition Properties compared to the acquisition of only one operating property, Red Hook Plaza, in 1995. Net cash flow provided by financing activities increased by $5.9 million as a result of increased bank debt to fund the purchase of the Acquisition Properties in 1996 compared to the financing of only one operating property acquisition in 1995.

Liquidity and Capital Resources

         The principal sources of funding for development, acquisitions, expansion, and renovations of the Company's properties have historically been construction loans, and intermediate and permanent debt financing. Proceeds from insurance companies have been utilized in the past two years to reconstruct operating properties impacted by Hurricane Marilyn. The majority of the borrowings are executed at the subsidiary level (HELM and LRI) with a parent company guarantee.

         On October 21, 1996, HELM, entered into a loan agreement (the "Development Loan") with Banco Popular de Puerto Rico ("BPPR") to (i)
consolidate certain pre-existing development loans, (ii) refinance certain acquisition indebtedness, (iii) reduce the Company's interest costs, and (iv) achieve level debt service payments. The parent company, Lockhart Caribbean Corporation, and HELM's wholly owned subsidiaries (Fort Mylner Properties, Inc., Red Hook Plaza, Inc., and Golden Orange Centers, Inc.) have each fully and unconditionally guaranteed the

Development Loan. Approximately $19.1 million of proceeds from the Development Loan was used to retire the mortgages on certain operating properties, and such amount is secured by first-priority mortgages on Drake's Passage Shopping Mall, the Grand Hotel Court, Lockhart Gardens Shopping Center and the Acquisition Properties, and a second-priority mortgage on Red Hook Plaza. HELM is obligated to make monthly principal and interest payments of approximately $163,500 with respect to the $19.1 million outstanding balance and expects to fund such payments with cash flow from operations. The interest on the Development Loan is at 0.5% above the prime lending rate or 9.0% as of December 31, 1997.

         The Development Loan provides for a $1.0 million line of credit with an interest rate of 0.5% above the prime rate. As of December 31, 1997, the Company had $254,000 available under the line of credit, and the interest rate was 9.0%. In addition, the Development Loan will provide approximately $580,000 to fund the build-out of Lockhart Mall at Lockhart Gardens Shopping Center. The entire outstanding balance under the Development Loan is due and payable on April 1, 2000. BPPR has agreed, subject to certain conditions including the absence of any material default by HELM and the Company under the Development Loan, to convert such balance into a fifteen year loan with covenants similar to those of the Development Loan.

         In 1991, BPPR loaned LRI $1,135,000 to finance site and infrastructure development of a commercial park at Sugar Estate ("Sugar Estate Park"). The loan was secured by seven of the eleven acres of land comprising Sugar Estate Park. In 1997, BPPR approved a loan package to refinance the 1991 LRI loan and provide additional funds for two development projects for an aggregate borrowing of $3.8 million. Subsequently, LRI modified the request to $1.8 million, which BPPR will fund for the construction of roads, parking lot and other infrastructure at Market Square East, the Company's second commercial park development. The loan will be secured by a first-priority mortgage on land.

         In February 1995, HELM acquired Red Hook Plaza for an aggregate purchase price of $5.8 million from an unaffiliated party. HELM financed this purchase with a $4.7 million first priority mortgage payable to the seller (the "Red Hook Loan") and $1.1 million of bank financing. The Red Hook Loan bears interest at 8.75 % per annum and matures in January 2004. The $1.1 million was refinanced in October 1996 with proceeds from the Development Loan.

         In June 1996, HELM acquired Fort Mylner Commercial Center, Fort Mylner Shopping Center and Orange Grove Shopping Center for an aggregate purchase price of $10.1 million from an unaffiliated party. HELM financed the acquisition with a short-term demand note which was refinanced in October 1996 with proceeds from the Development Loan.

         In August 1997, the Company loaned $75,000 to PFC and guaranteed a $200,000 bank line of credit extended to PFC for expansion of its operations in certain Eastern Caribbean islands.

         The Company expects to meet its short-term liquidity requirements with cash flow from operations. The Company expects cash flow to increase as a result of (i) a reduction of net operating funds needed to service annual debt, (ii) the acquisition of PFC, and (iii) increased net rentable space from the reconstruction and renovation of Lockhart Gardens Shopping Center and Grand Hotel Court. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its liquidity needs for the foreseeable future, including capital maintenance expenditures.

         The Company expects to meet certain long-term liquidity requirements, such as acquisitions, scheduled debt maturities, renovations, expansions, commercial and residential development ventures, and other non-recurring major capital improvements, through long-term secured or unsecured debt and the issuance of equity securities.

         The Company is assessing the modification or replacement of its software that may be necessary for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.

Recent Developments

         The Company is currently conducting an offering of Units, consisting of one share of Class A Common Stock and one warrant to purchase one-tenth of a share of Class A Common Stock, on a "best efforts" basis. The offering is being made pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 4, 1998. The Company has not yet received subscriptions for the minimum number of Units offered and, therefore, has not sold any Units. This is not an offer to sell nor a solicitation to buy; such offers and solicitations can only be made by means of a prospectus. Copies of the Company's prospectus can be obtained on the World Wide Web at http://www.lockhart.com.

         In August 1997, The National Capital Bank of Washington extended a line of credit to the Company for up to $400,000 to be used to fund expenses associated with the Company's initial public offering. Amounts outstanding under the line of credit will be repaid from proceeds of the offering. The line of credit is personally guaranteed by two of the Company's major shareholders. On March 1, 1998 the National Capital Bank of Washington increased the credit line by $150,000 to $550,000 in order to fund additional expenses related to the offering. The line of credit matures in September 1998.

         On March 31, 1998, LRI sold approximately 3.6 acres of land at Sugar Estate Park to the ground lessee for $2.8 million, an amount that is 20% over the last certified appraisal and 500% above book value. A portion of the proceeds from the sale were used to repay the 1991 LRI loan, which had a balance of $737,723 on December 31, 1997.

         The Company has withdrawn its offer to purchase a shopping center located on Raphune Hill on St. Thomas, as the seller was unable to present clear title to the property by the agreed upon closing date.

                 Lockhart Caribbean Corporation and Subsidiaries

                    Audited Consolidated Financial Statements

                  Years ended December 31, 1997, 1996 and 1995






                                      Index


Report of Independent Auditors.............................................F-1
Consolidated Balance Sheets................................................F-2
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Shareholders' Equity............................F-5
Consolidated Statements of Cash Flows......................................F-6
Notes to Consolidated Financial Statements.................................F-7

                         Report of Independent Auditors



The Board of Directors and Shareholders
Lockhart Caribbean Corporation


We have audited the accompanying consolidated balance sheets of Lockhart Caribbean Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockhart Caribbean Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


San Juan, Puerto Rico
February 13, 1998, except for
   the first and second paragraphs of Note 12, as to which the dates are March 1 and March 31, 1998, respectively.

                 Lockhart Caribbean Corporation and Subsidiaries

                           Consolidated Balance Sheets




                                                        December 31
                                                    1997             1996
                                            ------------------ ---------------

Assets
Operating property:
   Land and improvements                       $10,146,068      $10,009,236
   Buildings and improvements                   25,155,646       25,068,409
   Equipment                                       468,369          426,660
   Prepaid lease                                 1,460,657        1,460,657
   Construction-in-progress                        798,166          265,706
                                            ------------------ ---------------
Total operating property                        38,028,906       37,230,668
Accumulated depreciation and amortization       (5,146,943)      (4,002,257)
                                            ------------------ ---------------
                                                32,881,963       33,228,411

Cash and cash equivalents                          376,930          930,163

Accounts and note receivable, net                  771,992          753,773

Prepaid expenses                                   353,975          325,879

Deferred financing costs, net                      354,507          508,189

Other assets                                       964,213          523,446


                                            ------------------ ---------------
Total assets                                   $35,703,580      $36,269,861
                                            ================== ===============

                                                          December 31
                                                      1997           1996
                                                 ------------- ----------------

Liabilities and shareholders' equity
Liabilities:
   Notes payable:
     Mortgage notes                               $25,552,581    $24,885,459
     Other                                            401,225         58,033
                                                 ------------- ----------------
   Total notes payable                             25,953,806     24,943,492
   Property taxes                                     844,460        778,137
   Tenant security deposits                           388,902        314,035
   Accounts payable                                   473,771        127,431
   Accrued expenses and other liabilities             453,727        350,746
   Deferred revenue                                   200,000              -
   Deferred income taxes                              648,892      1,422,050
                                                 ------------- ----------------
Total liabilities                                  28,963,558     27,935,891

Shareholders' equity:
   Preferred stock, par value $.01:
     Authorized shares -- 1,000,000, none issued
   Class A common  stock, par value $.01:
     Authorized shares--40,000,000
     Issued and outstanding shares--6,560 in 1997         656              -
   Class B common stock, par value $.01
     Authorized shares--9,000,000
     Issued and outstanding shares--8,663,867
       in 1997 and 8,622,155 in 1996                   86,639         86,222
   Additional paid-in capital                       6,776,404      6,669,379
   Retained earnings (deficit)                       (123,677)     1,578,369
                                                 ------------- ----------------
Total shareholders' equity                          6,740,022      8,333,970
                                                 ------------- ----------------

Total liabilities and shareholders' equity        $35,703,580    $36,269,861
                                                 ============= ================



See accompanying notes.

                 Lockhart Caribbean Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                     Year ended December 31
                                               1997            1996           1995
                                        --------------- --------------- ----------------

Income:
   Rental income                          $ 4,465,945     $  3,385,002    $  3,028,074
   Tenant expense reimbursements              476,769          248,898         332,159
   Other operating income                     164,066          582,833         611,567
                                        --------------- --------------- -----------------
Total income                                5,106,780        4,216,733       3,971,800

Operating expenses:
   Operating and maintenance                  299,098          243,817         189,112
   Salaries and employee benefits           1,216,426        1,021,097       1,224,344
   Utilities                                  290,062          162,418          94,293
   Insurance                                  538,194          454,670         338,879
   Other taxes                                577,425          475,836         499,863
   Professional fees                          206,969          203,157         355,427
   Other general and administrative           104,514           78,974          55,366
   Depreciation and amortization            1,447,484        1,244,774         906,263
                                        --------------- --------------- -----------------
Total operating expenses                    4,680,172        3,884,743       3,663,547
                                        --------------- --------------- -----------------
Operating income                              426,608          331,990         308,253

Other income (expense):
   Interest expense                        (2,248,943)      (1,675,930)     (1,084,204)
   Lease termination costs                   (200,000)               -               -
   Other expenses                            (124,087)        (105,415)       (199,863)
   Gain (loss) on disposal of
    operating property                              -           86,440        (850,972)
   Other income                                 2,505            1,640           1,535
   Insurance proceeds                               -           75,670       5,916,981
                                        --------------- --------------- -----------------
Total other income (expense)               (2,570,525)      (1,617,595)      3,783,477
                                        --------------- --------------- -----------------
(Loss) income before income taxes          (2,143,917)      (1,285,605)      4,091,730

(Benefit) provision for income taxes:
   Current                                          -            1,295        (218,558)
   Deferred                                  (774,452)        (454,190)      1,806,413
                                        --------------- --------------- -----------------
                                             (774,452)        (452,895)      1,587,855
                                        --------------- --------------- -----------------

Net (loss) income                         $(1,369,465)    $   (832,710)   $  2,503,875
                                        =============== =============== =================



See accompanying notes.

                 Lockhart Caribbean Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                 Class A          Class B       Additional     Retained
                                  Number of      Common           Common         Paid-In       Earnings
                                   Shares         Stock            Stock         Capital       (Deficit)       Total
                              -------------- -------------- -------------- -------------- --------------- ---------------
Balance at January 1, 1995        8,334,647         $    -        $83,346     $6,217,719    $    562,304    $ 6,863,369

Issuance of common stock            190,896              -          1,909        284,190                        286,099

Net income                                                                                    2,503,875       2,503,875

Cash dividends                                                                                 (324,487)       (324,487)
                              -------------- -------------- -------------- -------------- --------------- ---------------

Balance at December 31, 1995      8,523,543              -         85,255      6,501,909      2,741,692       9,328,856

Issuance of common stock             96,612              -            967        167,470                        168,437

Net loss                                                                                       (832,710)       (832,710)

Cash dividends                            -                                                    (330,613)       (330,613)
                              -------------- -------------- -------------- -------------- --------------- ---------------

Balance at December 31, 1996      8,622,155              -         86,222      6,669,379      1,578,369       8,333,970

Issuance of common stock             48,272            656            417        107,025                        108,098

Net loss                                                                                     (1,369,465)    (1,369,465)

Cash dividends                                                                                 (332,581)       (332,581)
                              -------------- -------------- -------------- -------------- --------------- ---------------
Balance at December 31, 1997      8,670,427           $656        $86,639     $6,776,404    $   (123,677)   $ 6,740,022
                              ============== ============== ============== ============== =============== ===============


See accompanying notes.

                 Lockhart Caribbean Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                Year ended December 31
                                                                        1997                1996               1995
                                                                 ----------------  -------------------  ------------------
Operating activities
Net (loss) income                                                    $(1,369,465)      $     (832,710)       $ 2,503,875
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                     1,447,484            1,244,774            906,263
     Deferred income taxes                                              (774,452)            (454,190)         1,806,413
     (Gain) loss on disposal of operating property                             -              (86,440)           850,972
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                     (18,219)           5,331,427         (5,296,594)
       Prepaid expenses                                                  (28,096)             (75,781)           (31,582)
       Other assets                                                     (642,456)          (1,179,207)           (47,354)
       Tenant security deposits                                           74,867               88,398             67,016
       Accounts payable and accrued expenses                             516,938              242,007            443,956
       Deferred revenue                                                  200,000                    -                  -
                                                                 ----------------  -------------------  ------------------
Net cash (used in) provided by operating activities                     (593,399)           4,278,278          1,202,965

Investing activities
Acquisition of land and land improvements                               (136,832)          (2,986,417)        (1,013,862)
Sale of land                                                                   -               80,405                  -
Acquisition of buildings and improvements                                (87,237)         (12,547,702)        (6,275,945)
Acquisition of other operating property                                 (521,597)             (73,728)           (22,110)
Acquisition of equipment                                                       -              (58,692)           (48,483)
                                                                 ----------------  -------------------  ------------------
Net cash used in investing activities                                   (745,666)         (15,586,134)        (7,360,400)

Financing activities
Principal payments on mortgage and other notes payable                  (278,878)         (17,555,996)          (290,840)
Proceeds from issuance of mortgage and other notes payable             1,289,723           29,800,000          6,334,260
Proceeds from issuance of common stock                                   126,134              256,513            286,099
Repurchase of common stock                                               (18,036)             (88,076)                 -
Principal payments on installment note payable                           (14,330)            (391,642)          (279,996)
Principal payments on lease payable                                       13,800              (28,226)           (11,956)
Loan issuance costs                                                            -              (54,144)                 -
Cash dividends                                                          (332,581)            (330,613)          (324,487)
                                                                 ----------------  -------------------  ------------------
Net cash provided by financing activities                                785,832           11,607,816          5,713,080
                                                                 ----------------  -------------------  ------------------
Net (decrease) increase in cash and cash equivalents                    (553,233)             299,960           (444,355)
Cash and cash equivalents at beginning of year                           930,163              630,203          1,074,558
                                                                 ----------------  -------------------  ------------------

Cash and cash equivalents at end of year                            $    376,930       $      930,163       $    630,203
                                                                 ================  ===================  ==================
Supplemental cash flow information:
   Interest paid, net of interest capitalized                        $ 2,134,021        $   1,626,963       $    823,863
                                                                 ================  ===================  ==================


See accompanying notes.

                 Lockhart Caribbean Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997



1.   Summary of Significant Accounting Policies

Organization

Lockhart Caribbean Corporation (LCC) is organized as a United States Virgin Islands corporation engaged in owning, developing and leasing commercial real estate. LCC leases developed land, and retail and office space to customers primarily under long-term leases. The accompanying consolidated financial statements include the accounts of LCC and its wholly-owned subsidiaries H.E. Lockhart Management, Inc. (HELM) and Lockhart Realty, Inc. (LRI). Significant intercompany balances and transactions have been eliminated in consolidation.

On July 5, 1997, the shareholders of The Lockhart Companies Incorporated (LCI) voted to restructure and recapitalize the Company and to offer common stock to the public in an initial public offering to be registered with the Securities and Exchange Commission. In connection with the restructuring and recapitalization, LCI changed its name to Lockhart Caribbean Corporation on August 22, 1997. On the same date, the shareholders of LCI exchanged each of their shares for 9.7 shares of Class B common stock of LCC. The transaction has been accounted for in a manner similar to a pooling-of-interests and, accordingly, the financial statements as of and for the years ended December 31, 1996 and 1995 have been restated to give retroactive recognition to this transaction. Initial public offering expenses, consisting primarily of legal fees, amounting to approximately $463,000 were capitalized at December 31, 1997.

On February 4, 1998, LCC's registration statement was declared effective by the U.S. Securities and Exchange Commission and certain state regulatory authorities. The Company started conducting its public offering primarily over the World Wide Web.

Use of Estimates

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased. Cash equivalents amounted to $74,500 and $313,400 at December 31, 1997 and 1996, respectively, and consisted primarily of money market instruments.

                 Lockhart Caribbean Corporation and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)


Construction-in-Progress

Construction-in-progress consists primarily of costs (including applicable property taxes and interest) incurred relating to certain renovation and rebuilding projects. These costs are included in operating property when the projects are completed.

Operating Property

Operating property is stated on the basis of cost. LCC provides for depreciation of operating property using the straight-line method for financial reporting purposes and the modified accelerated cost recovery system for income tax purposes over their estimated useful lives, which range from 5 to 31.5 years. Expenditures for maintenance and general repairs are charged to expense as incurred, whereas major improvements are classified as additions to operating property.

Capitalized Interest

Interest is capitalized as a component of the cost of operating property constructed. In 1997 and 1995 interest amounting to $6,200 and $97,600, respectively, was capitalized. No interest was capitalized in 1996.

Deferred Revenue

Amounts received from lessees for lease acquisitions are deferred and amortized over the term of the lease on the straight-line method.

Lease Termination Costs

Lease termination costs are charged to operations as incurred.

Deferred Financing Costs

Deferred financing costs represent costs incurred related to the issuance of debt and are amortized over the term of the related debt. Deferred financing costs at December 31, 1997 and December 31, 1996 are summarized as follows:

                                         1997           1996
                                   --------------- ---------------

Deferred financing costs               $508,189       $534,250
Less accumulated amortization           153,682         26,061
                                   =============== ===============
Deferred financing costs, net          $354,507       $508,189
                                   =============== ===============

                 Lockhart Caribbean Corporation and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)


Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Note receivable: The carrying amount reported in the balance sheet approximates fair value due to the underlying collateral on the note.

Mortgage and other notes payable: The carrying amounts of the mortgage notes, which bear interest based on the financial institution's prime rate, approximate fair value due to the periodic repricing of the interest rates. The carrying amounts of the fixed rate mortgage note, the installment note, and other notes payable approximate fair value based on discounted cash flow analyses.


2.    Recent Accounting Pronouncements

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the year ending December 31, 1998.

Segment Disclosures

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the year ending December 31, 1998.

                 Lockhart Caribbean Corporation and Subsidiaries

3.   Accounts and note receivable

In 1989, HELM sold a parcel of land and received a promissory note for $101,000 secured by a first priority mortgage on the property. No interest was accrued for the years ended December 31, 1997, 1996 and 1995. Accrued interest as of December 31, 1996 amounted to $73,300. The note was settled on March 14, 1997 for $169,000.

On October 3, 1997 the Company executed a Stock Purchase Agreement to purchase all the outstanding common stock of Premium Finance Company of the V.I., Inc.
(PFC) and its wholly-owned subsidiary Premium Finance Company (E.C.) Ltd. (PFC-EC) for $687,500. PFC and PFC-EC finance insurance premiums for individuals and businesses in the U. S. Virgin Islands, the British Virgin Islands and Anguilla, St. Maarten/St. Martin (Netherlands Antilles); Antigua, St. Vincent and Grenada. In addition, the Company has agreed to guarantee a bank loan to PFC-EC amounting to $200,000.

The Company also loaned $75,000 to PFC-EC which will be converted into a capital contribution upon consummation of the acquisition of PFC. The outstanding principal is payable on demand and interest income is accrued based on prime rate (8.50% at December 31, 1997). The note is personally secured and pledged by 50,000 shares in the stock of PFC.

Accounts and note receivable are summarized as follows:

                                                 1997           1996
                                         ---------------- ---------------

Tenant accounts receivable                     $671,846       $406,066
Note receivable - PFC                            78,187              -
Shareholders                                    101,193         97,568
Other                                           108,780        347,939
                                         ---------------- ---------------
                                                960,006        851,573
Less allowance for doubtful accounts            188,014         97,800
                                         ---------------- ---------------

                                               $771,992       $753,773
                                         ================ ===============

                 Lockhart Caribbean Corporation and Subsidiaries

4. Mortgage and Other Notes Payable

Mortgage notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                       December 31
                                                                  1997              1996
                                                           ----------------- -----------------
First and second mortgage note payable to
  a financial  institution at prime plus
  .5% (9.00% and 8.75% at December 31, 1997
  and 1996, respectively)                                      $14,472,438        $14,600,000

First mortgage note payable to a financial
  institution at prime plus .5% (9.00%
  and 8.75% at December 31, 1997 and 1996,
  respectively)                                                  4,460,683          4,500,000

First mortgage note payable to a financial
  institution at prime plus 1.5% (10.00% and 9.75%
  at December 31, 1997 and 1996, respectively)                     737,723            813,394

First mortgage note payable to seller at 8.75%                   4,635,737          4,672,065

Non-revolving line of credit promissory note to a
  financial institution at prime plus .5% (9.00% and
  8.75% at December 31, 1997 and 1996, respectively)               746,000            300,000

Demand notes payable to a financial institution
  at prime plus .5% (9.00% at December 31, 1997)                   500,000                  -
                                                           ----------------- -----------------

                                                               $25,552,581        $24,885,459
                                                           ================= =================

The $14.6 million mortgage note to HELM is payable in monthly installments of $125,032 commencing in May 1997 after a six month interest-only payment period. A final balloon payment of $14.1 million is due when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%. Proceeds of the note were used to retire mortgage and installment notes issued for the renovation of the Grand Hotel, the acquisition of Red Hook Plaza Shopping Center, and a term loan secured by Drakes Passage properties, and to retire an interim loan of $10.4 million, used

                 Lockhart Caribbean Corporation and Subsidiaries

4.   Notes Payable (continued)

to acquire the Orange Grove Shopping Center and Fort Mylner properties, obtained during 1996.

The mortgage note with an outstanding balance of $4.46 million on December 31, 1997 is payable in monthly installments of $38,537 commencing in May, 1997 after an initial interest-only payment period. A final balloon payment of approximately $4.3 million is payable when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%. The proceeds of the note were used to liquidate the mortgage note issued for the renovation of Lockhart Gardens Shopping Center. HELM is the borrower on this note.

The mortgage note to LRI with an outstanding balance of $737,723 at December 31, 1997 is payable in monthly installments of $6,306 plus interest through May, 1999 and a final payment of $630,520 due in June, 1999.

Proceeds of the mortgage note with a balance of $4,635,737 at December 31, 1997 were used to finance the acquisition of Red Hook Plaza Shopping Center. The note is payable in monthly installments of $36,975 commencing in February 1996. A final installment comprised of the principal sum then outstanding together with any unpaid interest is payable when the note matures in January 2004. The note is secured by a first priority mortgage on properties at the Red Hook Plaza Shopping Center, a conditional assignment of leases and rents, and a guarantee of LCC up to a maximum amount of $750,000. Red Hook Plaza, Inc., a wholly-owned subsidiary of HELM, is the borrower on this note.

HELM obtained a $1 million non-revolving line of credit from a financial institution. $746,000 and $300,000 was drawn on the line of credit as of December 31, 1997 and 1996, respectively. The balance outstanding under the line of credit is due and payable in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%. Interest is accrued on the unpaid balance at .5% above the institution's prime rate and is payable monthly.

The proceeds from the $500,000 demand notes to HELM and LRI were used for the development of Lockhart Mall at Lockhart Gardens Shopping Center and the Market Square East development project. The demand notes are payable on demand and interest is paid in variable monthly installments. Interest is computed based on the institution's prime rate (8.50% at December 31, 1997) plus .5%. The demand notes represent advances to HELM and LRI until the final closing of two construction loans ($1.8 million for Market Square East and $577,000 for Lockhart projects) already committed by a financial institution.

                 Lockhart Caribbean Corporation and Subsidiaries

4.   Notes Payable (continued)

The financial institution granted a moratorium on principal payments of the three mortgage notes due to the effects of Hurricane Marilyn. The moratorium period was from November 1995 to July 1996 for the $3.7 million mortgage to HELM, and from November 1995 to January 1996 for the $1.9 million mortgage to HELM and the $883,000 mortgage to LRI. The principal payments during the moratorium period were added to the balloon payments due when the notes were scheduled to mature.

Installment Notes

In 1990, HELM purchased a lease on its Drake's Passage property through an installment note payable. The note was scheduled to mature in 1997. The acquisition of the lease was recorded as a capitalized asset at the present value of the acquisition cost. The capitalized asset and discount are being amortized over the seven year term of the installment note. The note was liquidated in 1996 with the proceeds of the $14.6 mortgage note. As of December 31, 1997, the lease was fully amortized.

In February 1997, HELM purchased a vehicle for $13,800 through an installment note payable. The note matures on January 1, 2002 and is payable in monthly principal installments of $230 plus interest at 1.25% over prime rate (9.75% at December 31, 1997).

In July, 1996, HELM purchased a vehicle for $59,000 through an installment note payable. The note matures on June 1, 2001 and is payable in monthly principal installments of $983 plus interest at 1.25% over prime rate (9.75% at December 31, 1997).

Line of Credit

On August 1, 1997, LCC obtained an additional line of credit amounting to $400,000 from a financial institution. $343,723 has been drawn on the line of credit as of December 31, 1997. The line of credit expires on July 31, 1998. Advances under the line of credit will bear interest at the institution's prime rate (8.5% at December 31, 1997).

Principal payments of notes payable for the five years subsequent to December 31, 1997, and in the aggregate, are as follows:

         1998                                 $  1,243,419
         1999                                    1,014,963
         2000                                   19,175,966
         2001                                       65,063
         2002                                       56,407
         Thereafter                              4,397,988
                                          ---------------------
                                               $25,953,806
                                          =====================

                 Lockhart Caribbean Corporation and Subsidiaries

5.   Income Taxes

At  December  31,  1997,  the  Company  has  operating  loss   carryforwards  of
approximately $1,650,000 and $1,792,000 available to offset future taxable income through the years 2012 and 2011, respectively.

At December 31, 1997 and 1996 net deferred income taxes (liabilities) consisted of the following:

                                                     1997           1996
                                               -------------- ----------------

  Depreciation                                  $    638,014   $     632,004
  Provision for doubtful accounts receivable          82,601          38,676
  Basis of operating property                     (2,788,285)     (2,788,285)
  Contributions carry-forward                         95,175          25,295
  Deferred revenue                                    74,800               -
  Operating loss carry-forward                     1,248,803         670,260
                                               -------------- ----------------

                                                 $  (648,892)    $(1,422,050)
                                               ============== ================


The differences between income taxes at the statutory rate of 37.4% and the income tax provision (benefit) in the accompanying statements of operations amount to $27,025, $28,021 and $20,148 for the years ended December 3, 1997, 1996 and 1995, respectively, and are due to nondeductible expenses and miscellaneous items.


6.   Leases

The Companies receive rental income from leases for retail and office building space and ground leases to tenants under noncancelable lease agreements which expire at various dates. Five year renewal options are available with most leases. The leases provide for minimum annual rental payments plus adjustments, if applicable, for certain additional costs incurred by the lessor and/or a percentage of gross sales. Included in rental income for the years ended December 31, 1997, 1996 and 1995 are $52,000, $77,000 and $100,000,
respectively, of rent attributable to a percentage of tenants' gross sales.

At December 31, 1997, the approximate future minimum rental income over the next five years under the lease agreements were as follows:

   1998                                               $  4,649,000
   1999                                                  5,106,000
   2000                                                  5,279,000
   2001                                                  5,260,000
   2002                                                  5,469,000
                                                   -------------------

   Aggregate future minimum rental income              $25,763,000
                                                   ===================

                 Lockhart Caribbean Corporation and Subsidiaries

7.    Lease Termination and Deferred Revenue

In July 1997, Woolworth Corporation (Woolworth) decided to close its department store operations throughout the United States, including the U.S. Virgin Islands, and as of October 31, 1997, ceased retail sales at Lockhart Gardens
Shopping Center. Woolworth's lease did not expire until 2001, and it was obligated to make base rental payments and tenant reimbursements until lease expiration. The Company, through H.E. Lockhart Management, Inc., negotiated a lease termination agreement. The new tenant that took possession of the space occupied by Woolworth reimbursed the Company for the payment made to Woolworth.

The amount received from the Tenant for lease acquisition has been deferred and will be amortized over the initial term of the lease on the straight-line method.


8.   Transactions with Related Parties

The amounts from shareholders are interest bearing and have no specific repayment terms. However, if the maximum offering of $13 million is sold, the Company will use approximately $525,000 of the last one million raised to repurchase approximately 80,769 shares of Class B Common Stock from certain Class B Stockholders including those holding notes payable to the Company. Those shareholders holding notes payable to the Company have agreed to use a portion of the proceeds from the sale of shares to the Company to repay their indebtedness to the Company.

A shareholder of LCC and member of the Board of Directors is also a partner of a law firm which renders legal services to LCC. During the years ended December 31, 1997, 1996 and 1995 fees paid to the law firm amounted to approximately $147,000, $201,000 and $100,000, respectively.

In November 1997, HELM purchased a vehicle for $23,000 for one of the major shareholders of the Company.


9.   Employee Benefit Plan

The Company, through HELM, sponsors a defined-contribution retirement benefit plan, subject to ERISA, that covers substantially all employees. The plan provides that the Company will match the employee-directed contributions up to a maximum of $500. The Company's contributions pursuant to the plan for the year ended December 31, 1997 were approximately $16,600.


10.  Dividends

Dividends payment dates are scheduled for the last day of each month, with the per share amount paid per dividends determined by the Board of Directors at its quarterly meetings. A dividend of $332,581 was declared and paid to Class B shareholders for the entire 1997 fiscal year.

                 Lockhart Caribbean Corporation and Subsidiaries

11.  Impact of Year 2000 - Unaudited

The Company is assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will be significant or that the year 2000 issue will pose significant operational problems for its computer systems.


12.   Subsequent Events

On March 1, 1998, the Company increased its revolving line of credit from a financial institution from $400,000 to $550,000. Advances under the line of credit will bear interest at the institution's prime rate. The line of credit expires on September 30, 1998.

On March 31, 1998, LRI sold 3.7 acres of land at Sugar Estate Park for $2.8 million. The Company used a portion of the proceeds from the sale to repay an existing mortgage note payable with an outstanding balance of $737,723 as of December 31, 1997.

                                  Exhibit List

*2.1     Plan of Recapitalization

*3.1 Amended and Restated Articles of Incorporation of Lockhart Caribbean Corporation

*3.2     Amended and Restated Bylaws of Lockhart Caribbean Corporation

*3.3 First Amendment to the Amended and Restated Articles of Incorporation of Lockhart Caribbean Corporation

*4.1 Reference is made to Exhibits 3.1 and 3.2 *4.2 Specimen Class A Common Stock Certificate

*4.3     Warrant Agreement (including form of Warrant Certificate)

*4.4     Subscription Escrow Agreement

*10.1 Loan Agreement between H.E. Lockhart Management, Inc. and Banco Popular de Puerto Rico dated October 21, 1996

*10.2 Stock Purchase Agreement, dated as of October 3, 1997, by and between Carib National Group Inc., Richard E.W. Grant, The Grant Trust, Zenon Development Corporation and Leslie and Cathy-Mae Sitaram and Lockhart Caribbean Corporation

*10.3 Purchase and Sale Agreement between Red Hook Holding and Jedmacks, Inc. and H.E. Lockhart Management, Inc. dated as of January 6, 1995

*10.4    Red Hook Plaza, Inc. Installment Note dated February 15, 1995

*10.5 Purchase and Sale Agreement between Miller Properties, Inc. and Fort Mylner Properties, Inc. dated as of June 14, 1996

*10.6 Purchase and Sale Agreement between Miller Properties, Inc. and Golden Orange Centers, Inc. dated as of June 14, 1996

*10.7    Lockhart Caribbean Corporation Long Term Incentive Plan

*10.8    Form of Lockhart Caribbean Corporation Dividend Reinvestment Plan

*21      Subsidiaries of Lockhart Caribbean Corporation

27.1     Financial Data Schedule for the years ended December 31, 1996 and 1997

-------------------------------
* Incorporated by reference from the corresponding exhibit filed with the Registrant's Registration Statement on Form S-11 (Commission File No. 333-35105).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                         LOCKHART CARIBBEAN CORPORATION



Date:  May 4, 1998               By:        /s/ John P. deJongh, Jr.
                                          --------------------------
                                          John P. deJongh, Jr., President


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 4, 1998               By:        /s/ John P. deJongh, Jr.
                                          --------------------------
                                          John P. deJongh, Jr., President
                                          Director (Principal Executive Officer)


Date:  May 4, 1998               By:        /s/ Cornel Williams
                                          ---------------------
                                          Cornel Williams, Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer)


Date:  May 4, 1998               By:        /s/ George H.T. Dudley
                                          ------------------------
                                          George H.T. Dudley, Co-Chairman of the
                                          Board of Directors


Date:  May 4, 1998               By:        /s/ Wesley S. Williams, Jr.
                                          -----------------------------
                                          Wesley S. Williams, Jr., Co-Chairman
                                          of the Board of Directors


Date:   May 4, 1998              By:        /s/ Lisa S. Curreri
                                          ---------------------
                                          Lisa S. Curreri, Director


Date:   May 4, 1998              By:        /s/ Kathleen P. Goldberg
                                          --------------------------
                                          Kathleen P. Goldberg, Director


Date:   May 4, 1998              By:        /s/ William H. Hastie
                                          -----------------------
                                          William H. Hastie, Director


Date:   May 4, 1998              By:        /s/ Herbert E. Lockhart, III
                                          ------------------------------
                                          Herbert E. Lockhart, III, Director


Date:   May 4, 1998              By:        /s/ John E. Oxendine
                                          ----------------------
                                          John E. Oxendine, Director