Form 10-Q
period 1998-03-31
LOCKHART CARIBBEAN CORP
filed 1998-05-15
CIK 1041128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________

                        Commission file number 333-35105
                                               ---------


                         Lockhart Caribbean Corporation
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

    U.S. Virgin Islands                                         65-0491618
    -------------------                                         ----------
(State of other jurisdiction of                               (I.R.S. Employer
     or organization)                                        Identification No.)

          No. 44 Estate Thomas, St. Thomas, U.S. Virgin Islands, 00802
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (340) 776-1900
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]             No    [ ]

Number of outstanding shares of Registrant's  Common Stock as of March 31, 1998:
8,750  shares  of Class A Common  Stock and  8,663,867  shares of Class B Common
Stock.

                 Lockhart Caribbean Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                           (Unaudited)
                                                             March 31
                                                --------------------------------
                                                     1998               1997
                                                     ----               ----

Assets

  Operating property:
      Land and improvements ..............      $  9,721,418       $ 10,012,272
      Buildings and improvement ..........        25,155,646         25,068,409
      Equipment ..........................           482,915            426,660
      Prepaid lease ......................         1,460,657          1,460,657
      Construction-in-progress ...........         1,517,907            379,614
                                                ------------       ------------
  Total operating property ...............        38,338,543         37,347,612

  Accumulated depreciation and
      amortization .......................        (5,301,689)        (4,292,173)
                                                ------------       ------------
                                                  33,036,854         33,055,439

Cash and cash equivalents ................         1,982,965          1,139,975
Accounts and note receivable, net ........           585,013            485,814
Prepaid expenses .........................           233,093            249,825
Deferred financing costs, net ............           361,082            535,253
Other assets .............................           986,584            309,061
                                                ------------       ------------
Total assets .............................      $ 37,185,591       $ 35,775,367
                                                ------------       ------------

                                                               (Unaudited)
                                                                 March 31
                                                       -------------------------
                                                           1998             1997
                                                           ----             ----

Liabilities and shareholders' equity
Liabilities:
         Notes payable:
             Mortgage notes ........................   $25,418,064   $24,857,743
             Other notes ...........................       496,085        54,852
                                                       -----------   -----------
         Total notes payable .......................    25,914,149    24,912,595
         Property taxes payable ....................       535,391       983,139
         Tenant security deposits ..................       420,582       320,885
         Accounts payable ..........................       410,735         1,403
         Accrued expenses and other liabilities ....       263,942       306,315
         Deferred revenue ..........................       196,667
         Deferred income taxes .....................     1,454,577     1,260,779
                                                       -----------   -----------
Total liabilities ..................................    29,196,043    27,785,116

Shareholders' equity:
       Preferred stock, par value $0.01:
          Authorized shares - 1,000,000
          none issued
       Class A common stock, par value $0.01:
          Authorized shares - 40,000,000
          Issued and outstanding - 8,750 in 1998 ...            88
       Class B common shares, par value $0.01:
          Authorized shares - 9,000,000
          Issued and outstanding - 8,663,867 in 1998
             and 8,616,335 in 1997 .................        86,639        86,163
       Additional paid-in-capital ..................     6,792,307     6,660,419
       Retained earnings ...........................     1,110,514     1,243,669
                                                       -----------   -----------
Total shareholders' equity .........................     7,989,548     7,990,251
                                                       -----------   -----------
Total liabilities and shareholders' equity .........   $37,185,591   $35,775,367
                                                       -----------   -----------

See accompanying notes

                Lockhart Caribbean Corporation and Subsidiaries
                     Consolidated Statements of Operations


                                                            (Unaudited)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        1998             1997
                                                        ----             ----

Income:
         Rental income ...........................   $ 1,069,353    $ 1,042,181
         Tenant expense reimbursements ...........       112,592         82,722
         Other operating income ..................        25,378         48,271
                                                     -----------    -----------
Total income .....................................     1,207,323      1,173,174

Operating expenses:
         Operating and maintenance ...............        67,744         48,212
         Salaries and employee benefits ..........       242,209        218,499
         Utilities ...............................        67,124         51,613
         Insurance ...............................       114,972        147,229
         Other taxes .............................       146,305        151,748
         Professional fees .......................        30,546         49,369
         Other general and administrative ........        47,216         26,231
         Depreciation and amortization ...........       306,924        361,650
                                                     -----------    -----------
Total operating expenses .........................     1,023,040      1,054,551

Other income (expense):
         Interest expense ........................      (571,098)      (546,592)
         Other expenses ..........................        (6,830)        (1,400)
         Gain (loss) on disposal of operating
           property ..............................     2,453,831            500
         Other income ............................         3,027         (5,800)
                                                     -----------    -----------
Total other income (expense) .....................     1,878,930       (553,292)

Income (loss) before taxes .......................     2,063,213       (434,669)
Provision (benefit) for income taxes .............       771,642       (162,566)
                                                     -----------    -----------
Net income (loss) ................................   $ 1,291,571    $  (272,103)
                                                     -----------    -----------

Net income per share .............................          0.15          (0.03)
                                                     -----------    -----------

Weighted average shares outstanding ..............     8,670,697      8,618,275
                                                     -----------    -----------


See accompanying notes

                 Lockhart Caribbean Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                                                             (Unaudited)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        1998             1997
                                                        ----             ----

Operating activities
Net income (loss) .................................. $ 1,291,571    $  (272,103)
Adjustments to reconcile net income (loss)
   to cash (used in) provided by
   operating activities:
         Depreciation and amortization .............     306,924        361,650
         Deferred income taxes .....................     771,642       (162,566)
         (Gain) loss on disposal of property .......  (2,453,831)
         Changes in operating assets
           and liabilites:
            Accounts and note receivable ...........     201,546        288,102
            Prepaid expenses .......................     117,283        152,782
            Other assets ...........................     (87,359)
            Tenant security deposits ...............      31,680          6,850
            Accounts payable and accrued expenses ..    (591,508)        22,000
            Deferred revenue .......................      (3,333)
                                                     -----------    -----------
Net cash (used in) provided by
   operating activities ............................    (415,385)       396,715

Investing activities
         Sale of land ..............................   2,800,000
         Acquisition of buildings
           and improvements ........................    (218,558)       (64,371)
         Acquisition of equipment ..................     (14,546)
         Acquisition of other operating property ...    (422,702)
                                                     -----------    -----------

Net cash flows provided by (used in) investing
    activities .....................................   2,144,194        (64,371)

Financing activities
         Principal payment on mortgage
            and other notes payable ................    (816,145)       (30,885)
         Proceeds from issuance of mortgage and
            other notes payable ....................     776,500
         Repurchase of common stock ................                     (9,018)
         Cash dividends ............................     (83,130)       (82,629)
                                                     -----------    -----------
Net cash flows used in financing activities ........    (122,775)      (122,532)

Net increase in cash ...............................   1,606,034        209,812

Cash at beginning of period ........................     376,931        930,163

Cash at end of period .............................. $ 1,982,965    $ 1,139,975
                                                     -----------    -----------

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


1.  Summary of Significant Accounting Policies

Organization

         Lockhart Caribbean Corporation ("LCC") is organized as a United States Virgin Islands corporation engaged in owning, managing, developing and leasing commercial real estate. LCC leases developed land, and retail and office building space to tenants primarily under long-term agreements. The accompanying consolidated financial statements include the accounts of LCC and its wholly-owned subsidiaries H.E. Lockhart Management, Inc. ("HELM") and Lockhart Realty, Inc. ("LRI"). Significant intercompany balances and transactions have been eliminated in consolidation.

         On July 5, 1997, the shareholders of The Lockhart Companies Incorporated ("LCI") voted to restructure and recapitalize the company and to offer common stock to the public in an initial public offering to be registered with the Securities and Exchange Commission. In connection with the restructuring and recapitalization, LCI changed its name to Lockhart Caribbean Corporation on August 22, 1997. On the same date, the shareholders of LCI exchanged each of their shares for 9.7 shares of Class B common stock of LCC. The transaction has been accounted for in a manner similar to a pooling-of-interests and, accordingly, the financial statements as of and for the three months ended March 31, 1997 were restated to give retroactive recognition to this transaction. Initial public offering expenses, consisting primarily of legal fees, amounting to $775,162 were capitalized as of March 31, 1998.

         On October 3, 1997, the Company executed a Stock Purchase Agreement to purchase all the outstanding common stock of Premium Finance Company of the V.I., Inc. ("PFC") and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. ("PFC-EC"). PFC and PFC-EC finance insurance premiums for individuals and businesses in the U.S. Virgin Islands, British Virgin Islands, Anguilla, St.Martin/St.Maarten, Antigua, St.Vincent, and Grenada.

         On February 4, 1998, LCC's registration statement was declared effective by the U.S. Securities and Exchange Commission and certain state regulatory authorities. The Company started conducting its public offering primarily over the World Wide Web.

Basis of Presentation

         The consolidated financial statements of LCC as of March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

Use of Estimates

         The consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

         Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less when purchased.

Construction in Progress

         Construction-in-progress consists primarily of costs (including applicable property taxes and interest) incurred relating to certain renovation and rebuilding projects. These costs are included in operating property when the projects are completed.

Operating Property

         Operating property is stated on the basis of cost. LCC provides for depreciation using the straight-line method for financial reporting purposes and the modified accelerated cost recovery system for income tax purposes over their estimated useful lives. Expenditures for maintenance and general repairs are charged to expense as incurred, whereas major improvements are classified as additions to operating property.

Capitalized Interest

         Interest is capitalized as a component of the cost of operating property constructed. For the three months ended March 31, 1998, interest amounting to $16,710 was capitalized. No interest was capitalized for the three months ended March 31, 1997.

Deferred Revenue

         Amounts received from lessees for lease acquisitions are deferred and amortized over the initial term of the lease on the straight-line method.

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


Deferred Financing Costs

         Deferred financing costs represent costs incurred related to the issuance of debt and are amortized over the term of the related debt. Deferred financing costs at March 31, 1998 and 1997 are summarized as follows:

                                                         1998         1997
                                                         ----         ----
         Deferred financing costs                      405,135       575,344
         Less accumulated amortization                  44,053        40,091
                                                       -------       -------
         Deferred financing costs, net                 361,082       535,253


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

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)

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

3.   Accounts and Notes Receivable

         The Company loaned $75,000 to Premium Finance Company of the Virgin Islands, Inc. ("PFC") which will be converted into a capital contribution upon consummation of the acquisition of PFC. The outstanding principal is payable on demand and interest income is accrued based on prime rate (8.5% on March 31, 1998). The note is personally secured and pledged by 50,000 shares in the stock of PFC.

Accounts and note receivable are summarized as follows:

                                                                March 31
                                                          ----------------------
                                                           1998           1997
                                                           ----           ----

Tenant accounts receivable .......................        497,131        337,904
Note receivable - PFC ............................         78,187
Shareholders .....................................        100,404         96,386
Other ............................................         97,305        114,324
                                                          -------        -------
                                                          773,027        548,614
Less allowance for doubtful accounts .............        188,014         97,800
                                                          -------        -------
                                                          585,013        450,814

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


4.   Mortgage and Other Notes Payable

Mortgage notes payable at March 31, 1998 and March 31, 1997 consisted of the following:

                                                                March 31
                                                         -----------------------
                                                           1998          1997
                                                           ----          ----
First and second mortgage note payable
to a financial  institution at prime plus
0.5% (9.00% and 8.75% at
March 31, 1998 and 1997, respectively) ...............   14,422,603   14,600,000

First mortgage note payable to a financial
institution at prime plus 0.5% (9.00%
and 8.75% at March 31, 1998
and 1997, respectively) ..............................    4,445,323    4,500,000

First mortgage note payable to a financial
institution at prime plus 1.5% (9.75%
at March 31, 1997) ...................................                   794,476

First mortgage payable to seller at 8.75% ............    4,626,138    4,663,267

Non-revolving line of credit promissory note to a
financial institution at prime plus 0.5% (9.00% and
8.75% at March 31, 1998 and 1997, respectively) ......      746,000      300,000

Demand notes payable to a financial institution
at prime plus 0.5% (9.00% at March 31, 1998) .........    1,178,000
                                                         ----------   ----------
                                                         25,418,064   24,857,743


         The $14.6 million mortgage note to HELM is payable in monthly installments of $125,032 commencing in May 1997 after a six-month interest-only payment period. A final balloon payment of $14.1 million is due when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. Proceeds of the note were used to retire (i) a mortgage note issued for the renovation of Grand Hotel, (ii) a mortgage note secured by Drakes Passage and issued for the acquisition of Red Hook Plaza, (iii) an interim loan issued for the acquisition of Fort Mylner Shopping Center, Fort Mylner Commercial Center, and Orange Grove Shopping Center.

         The mortgage note to HELM with an outstanding balance of $4.4 million on March 31, 1998, is payable in monthly installments of $38,537 commencing on May 1, 1997 after a six-month interest-only period. A final balloon payment of $4.3 million is payable when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. The proceeds of the note were used to liquidate the mortgage note issued for the renovation of Lockhart Gardens Shopping Center.

         The mortgage note to LRI with an outstanding balance of $794,476 on March 31, 1997 was payable in monthly installments of $6,306 in principal payments plus interest. The note was retired on March 31, 1998 from the proceeds of the sale of 3.64 acres of land to a land lessee.

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


         Proceeds of the mortgage note payable to a seller were used to finance the acquisition of Red Hook Plaza Shopping Center. The note is payable in monthly installments of $36,975 commencing February 1996. A final installment comprised of the principal sum then outstanding together with any unpaid interest is payable when the note matures in January 2004. Red Hook Plaza, Inc., a wholly-owned subsidiary of HELM, is the borrower on this note.

         HELM obtained a $1 million non-revolving line of credit from a financial institution in October 1996. Amounts of $746,000 and $300,000 were drawn on the line as of March 31, 1998 and 1997, respectively. The balance outstanding under the line of credit is due and payable on April 1, 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at 0.5% above the prime rate. Interest is accrued on the unpaid balance at 0.5% above the institution's prime rate and is payable monthly.

         The proceeds from $1,093,000 in demand notes to LRI and HELM were used for the infrastructure development of six acres of land at Market Square East, and build-out of Lockhart Mall at Lockhart Gardens Shopping Center. The notes are payable on demand and represent advances to HELM and LRI until the final closing of two construction loans ($1.8 million for Market Square East and $577,000 for Lockhart Mall) that were already committed by the financial institution. Interest is payable monthly on the demand notes and is calculated at 0.5% above the institution's prime rate.

Installment Notes

         In February 1997, HELM purchased a vehicle for $13,800 through an installment note payable. The note matures on January 1, 2002 and is payable in monthly principal installments of $230 plus interest at 1.25% over prime rate (9.75% and 9.50% at March 31, 1998 and 1997, respectively).

         In July 1996, HELM purchased a vehicle for $59,000 through an installment note payable. The note matures on June 1, 2001 and is payable in monthly principal installments of $983 plus interest at 1.25% over prime rate (9.75% and 9.50% at March 31, 1998 and 1997, respectively).

Line of Credit

         On August 1, 1997, LCC obtained an additional line of credit for $400,000 from a financial institution. On March 1, 1998, LCC increased this line of credit to $550,000. A total of $442,223 has been drawn on the line as of March 31, 1998. Advances on the line will bear

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


interest at the institution's prime rate and interest is payable monthly. The line of credit expires on September 30, 1998.

5.   Income Taxes

         At December 31, 1997, the Company had operating loss carryforwards of approximately $1,650,000 and $1,792,000 available to offset future taxable income through the years 2012 and 2011, respectively.

6.   Leases

         The Company, through its wholly-owned subsidiaries LRI and HELM, receive rental income from noncancellable leases for ground space and retail and office building space. Most are long-term leases with renewal options of usually five-year terms. The leases provide for minimum annual rental payments plus adjustments, if applicable, for certain additional costs incurred by the lessor for property taxes, insurance, and common area maintenance. Some leases provide for a percentage of gross sales as payment in addition to the minimum annual rental amount.

7.   Lease Termination and Deferred Revenue

         In July 1997, Woolworth Corporation (Woolworth) decided to close its department store operations throughout the United States including the U.S. Virgin Islands, and as of October 31, 1997, ceased retail sales at Lockhart Gardens Shopping Center. Woolworth's lease did not expire until 2001, and it was obligated to make rental payments and tenant reimbursements until lease expiration. The Company, through HELM, negotiated a lease termination agreement with Woolworth. The new tenant that took possession of the space formerly occupied by Woolworth reimbursed the Company for the cost to terminate the lease with Woolworth.

         The amount received from the new tenant was treated as deferred revenue and is being amortized over the initial term of the lease on the straight-line method.

8.   Transactions With Related Parties

         The amounts from shareholders are interest bearing and have no specific repayment terms. However, if the maximum offering of $13 million is sold, the company will use approximately $525,000 of the last one million raised to repurchase approximately 80,769 shares of Class B Common Stock from certain Class B shareholders including those holding notes payable to the Company. Those shareholders holding notes payable to the company have agreed to use

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                           March 31, 1998 (Continued)


a portion of the proceeds from the sale of shares to the Company to repay their indebtedness to the Company.

         A shareholder of LCC and a member of the Board of Directors is also a partner of a law firm which renders legal services to LCC. During the periods ended March 31, 1998 and 1997, fees paid to the law firm amounted to approximately $19,649 and $54,664 respectively.

         In November 1997, HELM purchased a vehicle for $23,000 for a major shareholder who was also a long-time employee of the Company and a past member of the Board of Directors.


9.   Dividends

         Dividend payment dates are scheduled for the last day of each month at a per share amount determined by the Board of Directors at its quarterly meetings. A dividend of $83,130 was declared and paid for the first quarter of 1998.

                         LOCKHART CARIBBEAN CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of Lockhart Caribbean Corporation and subsidiaries and the notes thereto appearing elsewhere in this report. This report contains "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These statements are based on management's beliefs and assumptions, based on information currently available to management and are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations as well as statements preceded by, followed by, or that include, the words "believes," "expects," anticipates," "intends," "plans," "estimates" or similar expressions. Forward-looking statements are not guarantees of performance, and future results may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Overview

         Lockhart Caribbean Corporation ("the Company") owns, acquires, operates, develops, and manages shopping centers, commercial parks, and other commercial real estate, primarily on the islands of St. Thomas and St. Croix, U.S. Virgin Islands. For the three months ended March 31, 1998, building space rental generated 88% of total revenue and long-term ground lease payments accounted for 12%.

         The Company's two wholly-owned subsidiaries, H.E. Lockhart Management, Inc. ("HELM") and Lockhart Realty, Inc. ("LRI") account for 100% of the revenue generation. HELM owns and manages seven shopping centers, serving both the tourist and local sectors, with a mix of office and retail space. Two of the seven shopping centers (Drake's Passage Mall and the Grand Hotel) are located in historic downtown Charlotte Amalie, St. Thomas, and are tenanted by tourist-oriented entities serving the cruise ship and hotel guest traffic in St. Thomas. HELM also owns two parcels which it leases to tenants under long-term ground leases. LRI retains ownership of undeveloped real estate and operates the commercial parks. For the three months ended March 31, 1998, HELM accounted for 90% of the Company's total revenue, and LRI accounted for 10%.

         LRI is expected to account for a greater portion of total revenue in the future as it develops the real property holdings of approximately 415 acres zoned for residential use and located near and overlooking the town and harbor of Charlotte Amalie, St. Thomas. HELM is expected to generate increased revenues commencing in 1998 from new lease agreements negotiated with tenants at Drake's Passage Mall, one of the Company's tourist-oriented shopping centers, and its successful retenanting of the southern section of Lockhart Garden's Shopping Center with a Kmart store and introduction of a mini-mall. In addition, HELMS's planned renovation of the northern section of Lockhart Garden's Shopping Center and two of the four buildings of the Grand Hotel Court, each scheduled to start in 1999, will add an aggregate of approximately 30,000 square feet of retail space.

         The Company is pursuing a strategy to enhance revenue growth, and achieve geographic and line-of-business diversification. The strategy involves an entry into the consumer financial services industry and expanding into other Caribbean markets. The Company has agreed to acquire Premium Finance Company of the V.I., Inc. ("PFC"), an insurance premium financing company that has an established business in the U.S. Virgin Islands and the British Virgin Islands. PFC, through a wholly-owned subsidiary, has also made inroads into certain other Caribbean markets, such as Anguilla, Antigua, Grenada, St. Vincent and St. Maarten.

         On February 4, 1998, the Company's Initial Public Offering ("IPO") of 2,000,000 Class A Common Stock at an offering price of $6.50 was registered with the U.S. Securities and Exchange Commission and certain state regulatory agencies. The offering is being marketed primarily over the World Wide Web.

Results of Operations

Three  Months  Ended March 31, 1998  Compared  With Three Months Ended March 31,
1997

         Total  revenue  (rental  income,  tenant   reimbursements,   and  other
operating income) was $1,207,323 for the three months ended March 31, 1998 representing a 3% increase over total revenue for the same period in 1997. Increases in revenue from new leases negotiated with tenants at Drake's Passage Mall were partially offset by vacancies at other properties. The Company has already negotiated new leases for approximately two-thirds of these vacant spaces.

         For the three months ended March 31, 1998 and 1997, total operating expenses were $1,023,040 and $1,054,551, respectively.

         Exclusive of depreciation and amortization, other operating expenses were $716,116 for the three months ended March 31, 1998 compared to $692,901 or a 3% increase over the same period in the prior year. The increase is primarily attributed to increases in utility expenses and employee compensation and benefits.

         Depreciation and amortization decreased by $54,726 for the three months ended March 31, 1998 primarily as a result of no further amortization of the capital lease associated with the acquisition of Drake's Passage that was fully amortized by November 1997.

         Interest expense increased by $24,506 to $546,592 for the three-month period in 1998 due to additional amounts drawn on two lines of credit at two separate financial institutions.

         On March 31, 1998, LRI sold 3.64 acres of land in Sugar Estate Commercial Park to the land lessee for $2.8 million. With a net book value of approximately $300,000, the Company recorded a gain on the sale of approximately $2.5 million. The Company used a portion of the proceeds to retire the $720,000 bank debt on Sugar Estate Commercial Park.

         As a result of the foregoing, the Company showed a net income of $1,291,571 for the three months ended March 31, 1998 compared to a net loss of $272,103 for the three months ended March 31, 1997.

Cash Flow

         Net cash flow from operating activities decreased by $812,100 for the three month period ended March 31, 1998 primarily as a result of the payment of real estate taxes.

         Net cash flow provided by investing activities increased by $2.2 million for the three months ended March 31, 1998 due to the $2.8 million land sale.

         Net cash flow used by financing activities for the three months ending March 31, 1998 did not change when compared to the same period of the prior year. However, financing activities for 1998 show principal payments of $816,145, including the retirement of the Sugar Estate Park debt, and an offsetting amount of $776,500 in bank demand notes for financing construction at Market Square East and Lockhart Gardens Shopping Center.

Liquidity and Capital Resources

         The principal sources of funding for development, acquisitions, expansion, and renovations of the properties have historically been construction loans, and intermediate and permanent debt financing. Proceeds from insurance companies have been utilized in the past two years to reconstruct operating properties impacted by Hurricane Marilyn. The majority of the borrowings are executed at the subsidiary level (HELM and LRI) with a parent company guarantee.

         On  October  21,  1996,   HELM  entered  into  a  loan  agreement  (the
"Development Loan") with Banco Popular de Puerto Rico ("BPPR") to: (i) consolidate certain pre-existing development loans; (ii) refinance certain acquisition indebtedness; (iii) reduce the Company's interest costs; and (iv) achieve level debt service payments. The parent company, Lockhart Caribbean Corporation, and HELM's wholly owned subsidiaries (Fort Mylner Properties, Inc., Red Hook Plaza, Inc., and Golden Orange Centers, Inc.) have each fully and unconditionally guaranteed the Development Loan. Approximately $19.1 million of proceeds from the Development Loan was allotted to retire the mortgages on certain operating properties, and such amount is secured by first-priority mortgages on Drake's Passage Shopping Mall, the Fort Mylner properties, the Grand Hotel Court, Lockhart Gardens Shopping Center, and Orange Grove Shopping Center, and a second-priority mortgage on Red Hook Plaza. HELM is obligated to make monthly principal and interest payments of approximately $163,500 with respect to the $19.1 million and expects to fund such payments with the cash flow from operations. The interest on the Development Loan is at 0.5% above the prime lending rate of 9.0% as of March 31, 1998.

         The Development Loan provides for a $1.0 million line of credit with an interest rate of 0.5% above the prime rate. As of March 31, 1998, the Company had $254,000 available under the line of credit, and the interest rate was 9.0%. In addition, the Development Loan will provide approximately $580,000 to fund the build-out of Lockhart Mall at Lockhart Gardens Shopping Center. The entire outstanding balance under the Development Loan is due and payable on April 1, 2000. BPPR has agreed, subject to certain conditions including the absence of any material default by HELM and the Company under the Development Loan, to convert the balance into a fifteen year loan with covenants similar to those of the Development Loan.

         In 1991, BPPR loaned LRI $1,135,000 to finance site and infrastructure development of a commercial park at Sugar Estate ("Sugar Estate Park"). The loan was secured by seven of the eleven acres of land comprising the commercial park. The loan was fully repaid on March 31, 1998. In 1997, BPPR approved a loan package to refinance the 1991 LRI loan and provide additional funds for two development projects for an aggregate borrowing of $3.8 million. Subsequently, LRI modified the request to $1.8 million, which BPPR will fund for the construction of roads, parking lot and other infrastructure at Market Square East. The loan will be secured by a first-priority mortgage on land.

         In February 1995, HELM, through its wholly owned subsidiary Red Hook Plaza, Inc., ("RHP") acquired Red Hook Plaza for an aggregate purchase price of $5.8 million from an unaffiliated party. RHP financed this purchase with a $4.7 million first priority mortgage payable to the seller (the "Red Hook Loan") and $1.1 million of bank financing. The Red Hook Loan bears interest at 8.75 % per annum and matures in January 2004. The $1.1 million was refinanced in October 1996 with proceeds from the Development Loan.

         In June 1996, HELM, through two wholly-owned subsidiaries, Fort Mylner Properties, Inc. and Golden Orange Centers, Inc., acquired Fort Mylner Commercial Center, Fort Mylner Shopping Center, and Orange Grove Shopping Center for an aggregate purchase price of $10.1 million from an unaffiliated party. HELM financed the acquisition with a short-term demand note which was refinanced in October 1996 with proceeds from the Development Loan.

         In August 1997, The National Capital Bank of Washington has extended directly to the Company a line of credit for up to $400,000 to be used to fund expenses associated with the Company's Initial Public Offering ("IPO"). On March 31, 1998, the National Capital Bank of Washington increased the credit line to the Company for the funding of additional expenses related to the IPO by $150,000 to $550,000. The line of credit matures in September 1998. Amounts outstanding under the line of credit will be repaid from proceeds of the offering. The line of credit is personally guaranteed by two of the Company's major shareholders.

         In August 1997, the Company loaned $75,000 to Premium Finance Company of the Virgin Islands, Inc. ("PFC") and guaranteed a $200,000 bank line of credit extended to PFC for expansion of its operations in certain Eastern Caribbean islands.

         With the completion of the IPO and the application of the net proceeds therefrom, the Company expects improvements in its financial performance through changes to its capital structure, principally a significant reduction in total debt. The Company's total debt is expected to be reduced by $4.5 million and $5.0 million assuming the Minimum offering of $7.5 million or the Maximum offering of $13.0 million is sold, respectively. Total debt, excluding payables and deferred expenses, is expected to be $21.4 million or $20.9 million assuming the Minimum offering or the Maximum offering is sold, respectively compared to $25.9 million as of March 31, 1998. The Company expects this change to result in a reduction in mortgage interest expense and, therefore, the cash flow from operations should increase by a corresponding amount.

         The Company expects to meet its short-term liquidity requirements from funds from operations. The Company expects funds from operations to increase as a result of: (i) a reduction of net operating funds needed to service annual debt (ii) the acquisition of PFC and (iii) increased net rentable space from the reconstruction and renovation of two operating properties. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital maintenance expenditures.

         The Company expects to meet certain long-term liquidity requirements such as acquisitions, scheduled debt maturities, renovations, expansions, commercial and residential development ventures, and other non-recurring major capital improvements through long-term secured or unsecured debt and the issuance of additional equity securities.

Recent Developments

         The Company has withdrawn its offer to purchase a shopping center located on Raphune Hill on St. Thomas as the Seller was unable to present clear title to the operating property by the agreed upon closing date.

Quantitative and Qualitative Disclosure About Market Risk

None.

OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

               (a) Exhibits.

                    *2.1 Plan of Recapitalization

                    *3.1 Amended  and  Restated  Articles  of  Incorporation  of
                         Lockhart Caribbean Corporation

                    *3.2 Amended  and  Restated  Bylaws  of  Lockhart  Caribbean
                         Corporation

                    *4.1 Reference is made to Exhibits 3.1 and 3.2

                    *4.2 Specimen Class A Common Stock Certificate

                    *4.3 Warrant Agreement (including Warrant Certificate)

                    *4.4 Subscription Escrow Agreement

                    27.1 Financial Data Schedule

* Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-11 (File No. 333-35105).

               (b) Forms 8-K.

         Item 2 report on Form 8-K, dated March 31, 1998, filed to report the sale of a parcel of land by the Registrant to the ground lessee of such parcel, including pro forma financial statements reflecting the sale.

         Form 8-K/A, dated March 31, 1998, filed to amend the pro forma financial statements reflecting the sale of a parcel of land by the Registrant to the ground lessee of such parcel.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         LOCKHART CARIBBEAN CORPORATION



Date:  May 13, 1998                     By: /s/ John P. deJongh, Jr.
                                            --------------------------------
                                            John P. deJongh, Jr., President
                                            (Principal Executive Officer)

Date:  May 13, 1998                     By: /s/ Cornel Williams
                                            ------------------------------------
                                            Cornel Williams, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)