Form 10-Q
period 1998-06-30
LOCKHART CARIBBEAN CORP
filed 1998-08-14
CIK 1041128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   X       No
    -----        -----

Number of outstanding  shares of Registrant=s  Common Stock as of June 30, 1998:
11,830 shares of Class A Common Stock and 8,663,867 shares of Class B Common Stock.

                 Lockhart Caribbean Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                    (Unaudited)       Audited
                                                      June 30       December 31
                                                        1998            1997
                                                    -----------     -----------
Assets
------
Operating property:
  Land and improvements ........................    $ 9,721,418     $10,146,068
  Buildings and improvement ....................     25,173,898      25,155,646
  Equipment ....................................        565,951         468,369
  Prepaid lease ................................              0       1,460,657
  Construction-in-progress .....................      2,519,130         798,166
                                                    -----------     -----------
Total operating property .......................     37,980,397      38,028,906

Accumulated depreciation and
  amortization .................................     (4,109,686)     (5,146,943)
                                                    -----------     -----------
                                                     33,870,711      32,881,963

Cash and cash equivalents ......................      1,140,429         376,930
Accounts and note receivable, net ..............      1,503,736         771,992
Prepaid expenses ...............................        458,365         353,975
Deferred financing costs, net ..................        326,179         354,507
Other assets ...................................      1,223,311         964,213
                                                    -----------     -----------
Total assets ...................................    $38,522,731     $35,703,580
                                                    -----------     -----------

                                                    (Unaudited)       Audited
                                                      June 30       December 31
                                                        1998            1997
                                                    -----------     -----------
Liabilities and shareholders' equity
------------------------------------
Liabilities:
  Notes payable:
    Mortgage notes .............................    $26,338,778     $25,552,581
    Other notes ................................      1,096,605         401,225
                                                    -----------     -----------
  Total notes payable ..........................     27,435,383      25,953,806
  Property taxes payable .......................        638,351         844,460
  Tenant security deposits .....................        452,810         388,902
  Accounts payable .............................        580,137         473,771
  Accrued expenses and other liabilities .......        320,356         453,727
  Deferred revenue .............................        186,667         200,000
  Deferred income taxes ........................      1,283,249         648,892
                                                    -----------     -----------
Total liabilities ..............................     30,896,953      28,963,558

Shareholders' equity:
  Preferred stock, par value $0.01:
    Authorized shares -- 1,000,000
      none issued
  Class A common stock, par value $0.01:
    Authorized shares -- 40,000,000
    Issued and outstanding -- 11,830 in 1998
      and 6,560 in 1997 ........................            118              66
  Class B common shares, par value $0.01:
    Authorized shares -- 9,000,000
    Issued and outstanding -- 8,663,867 in
      1998 and 1997 ............................         86,639          86,639
  Additional paid-in-capital ...................      6,812,297       6,776,994
  Retained earnings ............................        726,724        (123,677)
                                                    -----------     -----------
Total shareholders' equity .....................      7,625,778       6,740,022
                                                    -----------     -----------
Total liabilities and shareholders' equity .....    $38,522,731     $35,703,580
                                                    ===========     ===========

See accompanying notes

                 Lockhart Caribbean Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended June 30   Six Months Ended June 30
                                                 --------------------------   ------------------------
                                                     1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------
Income:
  Rental income ...............................   $1,059,496    $1,125,388    $2,128,849    $2,167,569
  Tenant expense reimbursements ...............      233,892        91,410       346,484       174,132
  Other operating income ......................       28,912        31,865        54,290        80,136
                                                  ----------    ----------    ----------    ----------
Total income ..................................    1,322,300     1,248,663     2,529,623     2,421,837

Operating expenses:
  Operating and maintenance ...................       91,381       114,674       159,125       162,886
  Salaries and employee benefits ..............      291,010       240,113       533,219       458,612
  Utilities ...................................       80,442        87,705       147,566       139,318
  Insurance ...................................       94,274       136,380       209,246       283,609
  Other taxes .................................      144,692       156,923       290,997       308,671
  Professional fees ...........................       56,295        67,017        86,841       116,386
  Other general and administrative ............       58,908        16,802       106,124        43,033
  Depreciation and amortization ...............      304,251       361,674       611,175       723,324
                                                  ----------    ----------    ----------    ----------
Total operating expenses ......................    1,121,253     1,181,288     2,144,293     2,235,839

Operating Income ..............................      201,047        67,375       385,330       185,998
Other income (expense):
  Interest expense ............................     (561,351)     (562,519)   (1,132,449)   (1,109,111)
  Other expenses ..............................       (6,395)        1,400       (13,225)            0
  Gain (loss) on disposal of operating property     (111,650)         (500)    2,342,181             0
  Other income ................................       15,944         7,774        18,971         1,974
                                                  ----------    ----------    ----------    ----------
Total other income (expense) ..................     (663,452)     (553,845)    1,215,478    (1,107,137)

Income (loss) before taxes ....................     (462,405)     (486,470)    1,600,808      (921,139)
Provision (benefit) for income taxes ..........     (171,339)     (182,861)      600,303      (345,427)
                                                  ----------    ----------    ----------    ----------
Net income (loss) .............................   $ (291,066)   $ (303,609)   $1,000,505    $ (575,712)
                                                  ----------    ----------    ----------    ----------
Net income per share ..........................        (0.03)        (0.04)         0.12         (0.07)
                                                  ----------    ----------    ----------    ----------

Weighted average shares outstanding ...........    8,673,644     8,628,331     8,672,350     8,624,968
                                                  ----------    ----------    ----------    ----------

See accompanying notes

                 Lockhart Caribbean Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows


                                                              (Unaudited)
                                                       Six  Months Ended June 30
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Operating activities
Net income (loss) .................................... $1,000,505     $(575,712)
Adjustments to reconcile net income (loss) to cash
  (used in) provided by operating activities:
    Depreciation and amortization ....................    611,175       723,324
    Deferred income taxes ............................    600,303      (345,427)
    Gain on disposal of property ..................... (2,342,181)            0
    Changes in operating assets and liabilites:
      Accounts and note receivable ...................    129,179       262,261
      Prepaid expenses ...............................   (105,612)     (171,653)
      Other assets ...................................   (127,670)      (75,000)
      Tenant security deposits .......................     63,908        15,242
      Accounts payable and accrued expenses ..........   (364,955)      435,308
                                                       ----------     ---------
Net cash (used in) provided by operating activities ..   (535,348)      268,343

Investing activities
  Acquisition of land and land improvements ..........   (258,569)            0
  Proceeds from sales of land ........................  2,800,000             0
  Acquisition of buildings and improvements .......... (1,383,914)     (162,986)
  Acquisition of equipment ...........................    (18,047)      (13,393)
  Investment in PFC ..................................   (625,000)            0
                                                       ----------     ---------
Net cash flows provided by (used in) investing
  activities .........................................    514,470      (176,379)

Financing activities
  Principal payment on mortgage and other
    notes payable .................................... (2,074,255)      (89,798)
  Proceeds from issuance of mortgage and
    other notes payable ..............................  3,005,944             0
  Loan issuance costs ................................    (15,150)       (2,685)
  Proceeds from issuance of common stock .............     34,255        36,823
  Repurchase of common stock .........................          0       (18,036)
  Cash dividends .....................................   (166,418)     (165,316)
                                                       ----------     ---------
Net cash flows provided by (used in) financing
  activities .........................................    784,376      (239,012)

Net increase in cash .................................    763,498      (147,048)
Cash at beginning of period ..........................    376,931       930,163
                                                       ----------     ---------
Cash at end of period ................................ $1,140,429     $ 783,115
                                                       ----------     ---------


See accompanying notes.

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998



1.   Summary of Significant Accounting Policies

Organization

     Lockhart Caribbean Corporation (the "Company" or "LCC") is organized as a United States Virgin Islands corporation and is primarily engaged in owning, managing, developing and leasing commercial real estate. LCC leases developed land, as well as retail and office building space to tenants, primarily under long-term agreements. The accompanying consolidated financial statements include the accounts of LCC and its wholly-owned subsidiaries H.E. Lockhart Management, Inc. ("HELM"), Lockhart Realty, Inc. ("LRI"), and Premium Finance Company of the V.I., Inc. ("PFC"). Significant intercompany balances and transactions have been eliminated in consolidation.

     On July 5, 1997, the shareholders of The Lockhart Companies Incorporated ("LCI") voted to restructure and recapitalize the company and to offer common stock to the public in an initial public offering to be registered with the Securities and Exchange Commission (the "SEC"). In connection with the restructuring and recapitalization, LCI changed its name to Lockhart Caribbean Corporation on August 22, 1997. On the same date, the shareholders of LCI exchanged each of their shares for 9.7 shares of Class B common stock of LCC. The transaction has been accounted for in a manner similar to a pooling-of-interests and, accordingly, the financial statements as of and for the six months ended June 30, 1997 were restated to give retroactive recognition to this transaction. Initial public offering expenses, consisting primarily of legal fees amounting to $798,831, were capitalized as of June 30, 1998.

     On February 4, 1998, LCC's registration statement was declared effective by the SEC and certain state regulatory authorities. The Company has temporarily suspended its public offering in order to update its prospectus for certain material corporate developments. See Note 9.

     On June 22, 1998, the Company purchased all the outstanding common stock of Premium Finance Company of the V.I., Inc. ("PFC") and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. ("PFC-EC"), for $550,000, approximately $204,000 above net asset value. The acquisition was treated as a "purchase" transaction. Also, a loan of $75,000 made to PFC in August 1997 for expansion of operations into the Eastern Caribbean was converted to a direct investment upon consummation of the acquisition. PFC and PFC-EC finance insurance premiums for individuals and businesses in the U.S. Virgin Islands, British Virgin Islands, Anguilla, St. Maarten, Antigua, St. Vincent, Grenada, Dominica and St. Lucia.

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


Basis of Presentation

     The consolidated financial statements of LCC as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


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


Construction in Progress

     Construction-in-progress consists primarily of costs (including applicable property taxes and interest) incurred relating to certain renovation and development projects. These costs are included in operating property when the projects are completed.


Operating Property

     Operating property is stated on the basis of cost. LCC provides for depreciation using the straight-line method for financial reporting purposes and the modified accelerated cost recovery system for income tax purposes over their estimated useful lives which range from 5 to 31.5 years. Expenditures for maintenance and general repairs are charged to expense as incurred, whereas major

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


improvements are classified as additions to operating property.


Capitalized Interest

     Interest is capitalized as a component of the cost of operating property constructed. For the six months ended June 30, 1998 and fiscal year ended December 31, 1997, interest amounting to $95,106 and $6,200 was capitalized, respectively.


Deferred Revenue

     Amounts received from lessees for lease acquisitions are deferred and amortized over the initial term of the lease on the straight-line method.


Deferred Financing Costs

     Deferred financing costs represent costs incurred related to the issuance of debt and are amortized over the term of the related debt. Deferred financing costs at June 30, 1998 and December 31, 1997 are summarized as follows:


                                                     June 30      December 31
                                                       1998           1997
                                                     -------      -----------
     Deferred financing costs .....................  414,285        508,189
     Less accumulated amortization ................   88,106        153,682
                                                     -------        -------
     Deferred financing costs, net ................  326,179        354,507


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

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


Mortgage and other notes payable: The carrying amounts of the mortgage notes, which bear interest based on the financial institution's prime rate, approximate fair value due to the periodic repricing of the interest rates. The carrying amounts of the fixed rate mortgage note, the installment note, and other notes payable approximate fair value based on discounted cash flow analyses.


2.   Recent Accounting Pronouncements

Segment Disclosures

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.


3.   Accounts and Notes Receivable

     Accounts and note receivable are summarized as follows:

                                                      June 30      December 31
                                                        1998           1997
                                                     ---------     -----------
     Tenant accounts receivable ...................    569,149       671,846
     Advanced Premiums ............................    961,356             0
     Note receivable -- PFC .......................          0        78,187
     Shareholders .................................    100,404       101,193
     Other ........................................    100,841       108,780
                                                     ---------       -------
                                                     1,731,750       960,006
     Less allowance for doubtful accounts .........    228,014       188,014
                                                     ---------       -------
                                                     1,503,736       771,992

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


4.   Mortgage and Other Notes Payable

     Mortgage notes payable at June 30, 1998 and December 31, 1997 consisted of the following:

                                                           June 30   December 31
                                                             1998        1997
                                                         ----------  -----------
     First and second mortgage note payable to a
     financial institution at prime plus 0.5%
     (9.00% at June 30, 1998 and December 31, 1997) ...  14,371,640   14,472,438

     First mortgage note payable to a financial
     institution at prime plus 0.5% (9.00% at
     June 30, 1998 and December 31, 1997) .............   4,429,615    4,460,683

     First mortgage note payable to a financial
     institution at prime plus 1.5% (10.00% at
     December 31, 1997) ...............................           0      737,723

     First mortgage note payable to seller at 8.75% ...   4,616,339    4,635,737

     Non-revolving line of credit promissory note to
     a financial institution at prime plus 0.5% (9.00%
     at June 30, 1998 and December 31, 1997) ..........     746,000      746,000

     Construction loans payable to a financial
     institution at prime plus 0.5% (9.00% at
     June 30, 1998 and December 31, 1997) .............   2,175,184      500,000
                                                         ----------   ----------
                                                         26,338,778   25,552,581


     The mortgage note to HELM with an outstanding balance of $14.4 million on June 30, 1998 is payable in monthly installments of $125,032 commencing in May 1997 after a six-month interest-only payment period. A final balloon payment of $14.1 million is due when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. Proceeds of the note were used to retire
(i) a mortgage note issued for the renovation of Grand Hotel, (ii) a mortgage note secured by Drakes Passage and issued for the acquisition of Red Hook Plaza,
(iii) an interim loan issued for the acquisition of Fort Mylner Shopping Center, Fort Mylner Commercial Center and Orange Grove Shopping Center.

     The mortgage note to HELM with an outstanding balance of $4.4 million on June 30, 1998 is payable in monthly installments of $38,537 commencing on May 1, 1997 after a six-month

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


interest-only period. A final balloon payment of $4.3 million is payable when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. The proceeds of the note were used to liquidate the mortgage note issued for the renovation of Lockhart Gardens Shopping Center.

     The mortgage note to LRI with an outstanding balance of $737,723 on December 31, 1997 was payable in monthly installments of $6,306 in principal payments plus interest. The note was retired on March 31, 1998 from the proceeds of the sale of 3.68 acres of land to the ground lessee.

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

     HELM obtained a $1 million non-revolving line of credit from a financial institution in October 1996. A total of $746,000 was drawn on the line as of June 30, 1998. The balance outstanding under the line of credit is due and payable on April 1, 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at 0.5% above the prime rate. Interest is accrued on the unpaid balance at 0.5% above the institution's prime rate and is payable monthly.

     The proceeds from $2,175,184 in construction loans to LRI and HELM were used for the infrastructure development of six acres of land at Market Square East, and build-out of a mini-mall at Lockhart Gardens Shopping Center. Interest is payable monthly on the loans and is calculated at 0.5% above the institution's prime rate.


Installment Notes

     In February 1997, HELM purchased a vehicle for $13,800 through an installment note payable. The note matures on January 1, 2002 and is payable in monthly principal installments of $230 plus interest at 1.25% over prime rate (9.75% at June 30, 1998 and December 31, 1997).

     In July 1996, HELM purchased a vehicle for $59,000 through an installment note payable. The note matures on June 1, 2001 and is payable in monthly principal installments of $983 plus

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


interest at 1.25% over prime rate (9.75% at June 30, 1998 and December 31, 1997).


Line of Credit

     On August 1, 1997, LCC obtained an additional line of credit for $400,000 from a financial institution. On March 1, 1998, LCC increased this line of credit to $550,000. A total of $489,852 has been drawn on the line as of June
30, 1998. Advances on the line will bear interest at the institution's prime rate and interest is payable monthly. The line of credit expires on September 30, 1998.

     PFC has a credit facility available in the amount of $1 million from the Bank of Nova Scotia. This is structured as a line of credit of $950,000 and an overdraft facility of $50,000. At June 30, 1998, this facility had a balance outstanding of $400,000.

     PFC-EC has a line of credit available in the amount of $200,000 from the Bank of St. Croix. This line of credit is secured by a guarantee of LCC. At June 30, 1998, this facility had a balance outstanding of $150,000.


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

                 Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1998


7.   Transactions With Related Parties

     The amounts from shareholders are interest bearing and have no specific repayment terms. However, if the maximum offering of $13 million is sold in LCC's initial public offering (which is currently suspended -- see Note 9), LCC will use approximately $525,000 of the last one million raised to repurchase approximately 80,769 shares of Class B Common Stock from certain Class B shareholders including those holding notes payable to LCC. Those shareholders holding notes payable to LCC have agreed to use a portion of the proceeds from the sale of shares to LCC to repay their indebtedness to LCC.

     A shareholder of LCC and a member of the Board of Directors is also a partner of a law firm which renders legal services to LCC. During the periods ended June 30, 1998 and 1997, fees paid to the law firm amounted to approximately $41,906 and $69,980 respectively.

     In November 1997, HELM purchased a vehicle for $23,000 for a major shareholder who was also a long-time employee of LCC and a past member of the Board of Directors.


8.   Dividends

     Dividend payment dates are scheduled for the last day of each month at a per share amount determined by the Board of Directors at its quarterly meetings. A dividend of $166,418 was declared and paid for the first two quarters of 1998.


9.  Subsequent Events

     On August 5, 1998, LCC signed definitive agreements to purchase all of the outstanding common stock of Guardian Insurance Company ("Guardian") and Heritage Insurance Company (Caribbean) Ltd. ("Heritage"). The two companies will be purchased for a combination of cash and Class A Common Stock. Guardian is incorporated in the U.S. Virgin Islands and currently issues primarily automobile policies. Heritage is domiciled in the British Virgin Islands and sells automobile and home insurance policies in the British Virgin Islands and Turks and Caicos Islands. Heritage Insurance is also licensed to transact business in Anguilla.

     As a result of entering into these acquisition agreements, LCC has temporarily suspended its initial public offering until a post effective amendment has been filed with and declared effective by the SEC.

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

Overview

     Lockhart Caribbean Corporation ("the Company" or "LCC") primarily owns, acquires, operates, develops, and manages shopping centers, commercial parks, and other commercial real estate, on the islands of St. Thomas and St. Croix, U.S. Virgin Islands. For the six months ended June 30, 1998, office and retail space rentals generated 93% of total revenue and long-term ground lease payments accounted for 7%.

     The Company's wholly-owned real estate subsidiaries, H.E. Lockhart Management, Inc. ("HELM") and Lockhart Realty, Inc. ("LRI") account for approximately 100% of revenue generated through June 30, 1998. On June 22, 1998, the Company purchased all the outstanding common stock of Premium Finance Company of the V.I., Inc. ("PFC") and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. ("PFC-EC") for $550,000 in cash, approximately
$204,000 above net asset value. The acquisition was treated as a purchase transaction and, accordingly, only revenue for the period of June 22 through June 30 has been included in the financial statements of LCC. PFC and PFC-EC finance insurance premiums for individuals and businesses in the U.S. Virgin Islands, British Virgin Islands, Anguilla, St. Maarten, Antigua, St. Vincent, Grenada, Dominica and St. Lucia.

     HELM owns and manages seven shopping centers, serving both the tourist and local sectors, with a mix of office and retail space. Two of the seven shopping centers (Drake's Passage Mall and the Grand Hotel Court) are located in historic downtown Charlotte Amalie, St. Thomas, and are tenanted primarily by tourist-oriented retail entities serving the cruise ship and hotel guest traffic in St. Thomas. HELM also owns two parcels which it leases to tenants under long-term ground leases. LRI retains ownership of undeveloped real estate and operates Sugar Estate Park, Market Square East and Longford Industrial Park, the Company's three commercial parks.

                         Lockhart Caribbean Corporation
                       Management's Discussion & Analysis
                                  June 30, 1998


     LRI is expected to account for a greater portion of total revenue in the future as it develops the real property holdings of approximately 390 acres zoned for residential use and located near and overlooking the town and harbor of Charlotte Amalie, St. Thomas. HELM has realized increased revenues in 1998 from new lease agreements negotiated with tenants at Drake's Passage Mall and is expected to generate more revenues following the leasing of a mini-mall development in Lockhart Gardens Shopping Center. In addition, HELMS's planned renovation of the northern section of Lockhart Gardens Shopping Center and two of the four buildings of the Grand Hotel Court, each scheduled to start in 1999, will add an aggregate of approximately 30,000 square feet of retail space.

     The Company is pursuing a strategy to enhance revenue growth, and achieve geographic and line-of-business diversification. The strategy involves an entry into the consumer financial services industry and expanding into other Caribbean markets. On June 22, 1998, the Company acquired PFC, an insurance premium financing company that has an established business in the U.S. Virgin Islands and the British Virgin Islands. PFC, through a wholly-owned subsidiary PFC-EC, has also made inroads into certain other Caribbean markets, such as Anguilla, Antigua, Grenada, St. Vincent, Dominica, St. Lucia and St. Maarten.


Results of Operations

June 30, 1998 Compared With June 30, 1997

     Total revenue (rental income, tenant reimbursements, and other operating income) was $1,322,300 for the three months ended June 30, 1998 representing a 6% increase over total revenue of $1,248,663 for the same period in 1997; however, tenant expense reimbursements were $233,892 for the three months ended June 30, 1998, representing a 156% increase over tenant expense reimbursements of $91,410 for the same period in 1997. For the six months ended June 30, 1998, total revenue was $2,529,623, or a 4% increase over total revenue of $2,421,837 for the six months ended June 30, 1997; and tenant expense reimbursements were $346,484 for the six months ended June 30, 1998, representing a 199% increase over tenant expense reimbursements for the same period in 1997. The significant increase in tenant expense reimbursements is due to the Company requiring such reimbursements in all new or renegotiated leases. Increases in revenue from new leases negotiated with tenants at Drake's Passage Mall and the new lease to Kmart in Lockhart Gardens Shopping Center were partially offset by vacancies at other properties and the reduction in rent due to the sale of 3.68 acres of land to the ground lessee on March 31, 1998. The land sale is part of the Company's strategy to fund its geographic and line-of-business diversification by the selective sale of properties for prices that reflect their embedded value, which can be significantly higher than their book value.

                         Lockhart Caribbean Corporation
                       Management's Discussion & Analysis
                                  June 30, 1998


     For the three months ended June 30, 1998 and 1997, total operating expenses were $1,121,253 and $1,181,288, respectively. For the six months ended June 30, 1998 and 1997, total operating expenses were $2,144,293 and $2,235,930, respectively.

     Exclusive of depreciation and amortization, other operating expenses were relatively unchanged for the three months ended June 30, 1998 ($817,002) when compared to the three months ended June 30, 1997 ($819,614). For the six months ended June 30, 1998, other operating expenses, exclusive of depreciation and amortization were $1,533,118 or a 1% increase over the same period in the prior year.

     Depreciation and amortization decreased by $57,423 for the three months ended June 30, 1998, and $112,149 for the six months ended June 30, 1998 when compared to the same periods in the prior year, primarily as a result of no further amortization on a capital lease that was fully amortized by November 1997.

     Interest expense was unchanged for the three months ended June 30, 1998 compared to the same period in 1997, and increased by $23,338 for the six months ended June 30, 1998 over the same period in 1997 as a result of additional amounts drawn on two lines of credit at two separate financial institutions.

         On March 31, 1998, LRI sold 3.68 acres of land in Sugar Estate Park to the ground lessee for $2.8 million. The Company recorded a gain on the sale of approximately $2.5 million. The Company used a portion of the proceeds to retire the $720,000 bank debt on Sugar Estate Park.

     As a result of the foregoing, the Company had a net loss of $291,066 for the three months ended June 30, 1998 compared to a net loss of $303,609 for the three months ended June 30, 1997, and a net income of $1,000,505 for the six months ended June 30, 1998 compared to a net loss of $575,712 for the same period in 1997.


Cash Flow

     Net cash flow from operating activities decreased by $803,691 for the six month period ended June 30, 1998 due primarily to the payment of accrued property taxes.

     Net cash flow provided by investing activities increased by $690,849 for the six months ended June 30, 1998 due to the $2.8 million land sale, that was partially offset by investments in PFC and construction projects at Market Square East and Lockhart Mall.

                         Lockhart Caribbean Corporation
                       Management's Discussion & Analysis
                                  June 30, 1998


     Net cash flow provided by financing activities for the six months ending June 30, 1998 increased by $1 million when compared to the same period of the prior year as a result of bank financing for the two construction projects at Market Square East and Lockhart Gardens Shopping Center.


Liquidity and Capital Resources

     On March 31, 1998, the Company sold 3.68 acres of land in Sugar Estate Park to the ground lessee for $2.8 million. A portion of the proceeds was used to retire the Sugar Estate Park loan which had an outstanding balance of approximately $720,000. The Company also used a portion of the proceeds to purchase all the outstanding common stock of PFC for $550,000. The balance of the proceeds from the land sale will be used for renovations at the Drake's Passage Mall and working capital needs.

     On May  22,  1998,  the  Company  secured  two  construction  loans  from a financial institution. One loan for $1.8 million is being used for the construction of roads, parking lot, underground utilities and other infrastructure at Market Square East, a commercial park offering ground leases for tenant-built commercial facilities. Market Square East is already home to a 36,000 square foot discount bulk-food retail store, and will soon have a multi-screen cinema under construction. The second construction loan for $577,000 is being used for the conversion of 10,000 square feet on two floors in Lockhart Gardens Shopping Center into a mini-mall with a total of eight rental spaces. Both of these projects were under construction prior to the closing of the construction loans and were financed during that period by demand notes from the financial institution. The demand notes were retired from proceeds of the construction loans.

     The Company expects to meet its short-term liquidity requirements from cash flow from operations. The Company expects funds from operations to increase as a result of: (i) a reduction of net operating funds needed to service annual debt
(ii) the acquisition of PFC and (iii) increased net rentable space from the continued development and renovation of two operating properties. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital maintenance expenditures.

     The Company expects to meet certain long-term liquidity requirements such as acquisitions, scheduled debt maturities, renovations, expansions, commercial and residential development ventures, and other non-recurring major capital improvements through long-term secured or unsecured debt and the issuance of equity securities.

                         Lockhart Caribbean Corporation
                       Management's Discussion & Analysis
                                  June 30, 1998

Recent Developments

     On August 5, 1998, LCC signed definitive agreements to purchase all of the outstanding common stock of Guardian Insurance Company ("Guardian") and Heritage Insurance Company (Caribbean) Ltd. ("Heritage"). The two companies will be purchased for a combination of cash and the Company's Class A Common Stock. Guardian is incorporated in the U.S. Virgin Islands and currently issues primarily automobile policies. Heritage is domiciled in the British Virgin Islands and sells automobile and home insurance policies in the British Virgin Islands and Turks and Caicos Islands. Heritage Insurance is also licensed to transact business in Anguilla.

     In light of the materiality of these pending acquisitions, LCC has temporarily suspended its initial public offering until a post effective amendment has been filed with and made effective by the U.S. Securities and Exchange Commission.

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities and Use of Proceeds.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Registrant held its annual meeting of shareholders on July 4, 1998. George H.T. Dudley, Wesley S. Williams, Jr., John P. de Jongh, Jr., Alton
L. Adams, Lisa S. Curreri, William H. Hastie, Kathleen P. Goldberg, Herbert E. Lockhart, III and John E. Oxendine were nominated to serve as members of the Registrant's board of directors. Each of the nominees served as a member of the board prior to the annual meeting, and the Registrant's shareholders unanimously elected all of the nominees to the Registrant's board of directors at the annual meeting. Shareholders also unanimously approved the appointment of PricewaterhouseCoopers, LLP as the Registrant's principal independent accountants.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

         *2.1  Plan of Recapitalization
         *3.1  Amended and Restated Articles of Incorporation of Lockhart
               Caribbean Corporation
         *3.2 Amended and Restated Bylaws of Lockhart Caribbean Corporation *4.1 Reference is made to Exhibits 3.1 and 3.2
         *4.2  Specimen Class A Common Stock Certificate
         *4.3  Warrant Agreement (including Warrant Certificate)
         *4.4  Subscription Escrow Agreement
         11    Statement re Computation of Earnings Per Share
         27    Financial Data Schedule

          * Incorporated by reference to the corresponding exhibit filed with the Registrant's Registration Statement on Form S-11 (File No. 333-35105).

          (b)  Forms 8-K.

          Item 4 report on Form 8-K, dated July 4, 1998, filed to report a change in the Registrant's independent auditors from Ernst & Young LLP to PricewaterhouseCoopers, LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LOCKHART CARIBBEAN CORPORATION



Date:  August 13, 1998                  By: /s/ John P. deJongh, Jr.
                                            ------------------------------------
                                            John P. deJongh, Jr., President
                                            (Principal Executive Officer)

Date:  August 13, 1998                  By: /s/ Cornel Williams
                                            ------------------------------------
                                            Cornel Williams, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)