Form 10-Q
period 1998-09-30
LOCKHART CARIBBEAN CORP
filed 1998-11-16
CIK 1041128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________

                        Commission file number 333-35105

                         Lockhart Caribbean Corporation

             (Exact name of Registrant as specified in its Charter)

    U.S. Virgin Islands                                         65-0491618
(State of other jurisdiction of                              (I.R.S. Employer
      or organization)                                      Identification No.)

          No. 44 Estate Thomas, St. Thomas, U.S. Virgin Islands, 00802
                    (Address of principal executive offices)

                                 (340) 776-1900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]             No   [ ]

Number of outstanding shares of Registrant's Common Stock as of September 30, 1998: 47,020 shares of Class A Common Stock and 8,663,867 shares of Class B Common Stock.

                 Lockhart Caribbean Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                     (Unaudited)       Audited
                                                    September 30     December 31
                                                        1998             1997
                                                    ------------    ------------
Assets
------
  Operating property:
    Land and improvements .....................      $ 9,721,418    $10,146,068
    Buildings and improvements ................       25,173,898     25,155,646
    Equipment .................................          574,892        468,369
    Prepaid lease .............................                0      1,460,657
    Construction-in-progress ..................        2,801,583        798,166
                                                     -----------    -----------
  Total operating property ....................       38,271,791     38,028,906

  Accumulated depreciation and amortization ...       (4,349,070)    (5,146,943)
                                                     -----------    -----------
                                                      33,922,721     32,881,963

Cash and cash equivalents .....................          381,639        376,930
Accounts and note receivable, net .............        2,040,431        771,992
Prepaid expenses ..............................          420,779        353,975
Deferred financing costs, net .................          299,757        354,507
Other assets ..................................        1,222,854        964,213
                                                     -----------    -----------
Total assets ..................................      $38,288,181    $35,703,580
                                                     ===========    ============



see accompanying notes

                                                     (Unaudited)       Audited
                                                    September 30     December 31
                                                        1998             1997
                                                    ------------    ------------
Liabilities and shareholders' equity
------------------------------------
Liabilities:
  Notes payable:
    Mortgage notes ............................      $26,409,056    $25,552,581
    Other notes ...............................        1,446,565        401,225
                                                     -----------    -----------
  Total notes payable .........................       27,855,621     25,953,806
  Bank overdraft ..............................          415,773              0
  Property taxes payable ......................          258,469        844,460
  Tenant security deposits ....................          469,336        388,902
  Accounts payable ............................          432,977        473,771
  Accrued expense and other liabilities .......          326,377        453,727
  Deferred revenue ............................          176,667        200,000
  Deferred income taxes .......................        1,019,195        648,892
                                                     -----------    -----------
Total liabilities .............................       30,954,415     28,963,558

Shareholders' equity:
  Preferred stock, par value $0.01:
    Authorized shares -- 1,000,000
    none issued
  Class A common stock, par value $0.01:
    Authorized shares -- 40,000,000
    Issued and outstanding -- 47,020 in 1998
      and 6,560 in 1997 .......................              470             66
  Class B common stock, par value $0.01:
    Authorized shares -- 9,000,000
    Issued and outstanding -- 8,663,867 in 1998
      and 1997 ................................           86,639         86,639
  Additional paid-in-capital ..................        7,040,680      6,776,994
  Retained earnings ...........................          205,977       (123,677)
                                                     -----------    -----------
Total shareholders' equity ....................        7,333,766      6,740,022
                                                     -----------    -----------
Total liabilities and shareholders' equity ....      $38,288,181    $35,703,580
                                                     ===========    ============



See accompanying notes

                 Lockhart Caribbean Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                          Three Months Ended           Nine Months Ended
                                             September 30                September 30
                                       ------------------------    ------------------------
                                          1998          1997          1998          1997
                                       ----------    ----------    ----------    ----------
Income:
  Rental income ....................   $1,035,199    $1,093,748    $3,164,048    $3,261,317
  Tenant expense reimbursements ....      137,467        70,607       483,951       244,739
  Premium Finance revenue ..........       95,931             0        95,931             0
  Other operating income ...........       22,245        41,236        76,535       121,372
                                       ----------    ----------    ----------    ----------
Total income .......................    1,290,842     1,205,591     3,820,465     3,627,428

Operating expenses:
  Operating and maintenance ........       98,303        90,637       257,428       253,523
  Salaries and employee benefits ...      564,084       389,105     1,097,303       847,717
  Utilities ........................       61,133        71,802       208,699       211,120
  Insurance ........................       86,420       114,972       295,666       398,581
  Other taxes ......................      145,925       153,211       436,922       461,882
  Professional fees ................       20,213        12,226       107,054       128,612
  Other general and administrative .       82,926        41,850       189,050        84,883
  Depreciation and amortization ....      311,259       361,674       922,434     1,084,998
                                       ----------    ----------    ----------    ----------
Total operating expenses ...........    1,370,263     1,235,477     3,514,556     3,471,316

Operating Income ...................      (79,421)      (29,886)      305,909       156,112
Other income (expense):
  Interest expense .................     (619,038)     (562,201)   (1,751,487)   (1,671,312)
  Other expenses ...................      (10,273)            0       (23,498)            0
  Gain (loss) on disposal of
    operating property .............            0             0     2,342,181             0
  Other income .....................        7,104        10,396        26,075        12,370
                                       ----------    ----------    ----------    ----------
Total other income (expense) .......     (622,207)     (551,805)      593,271     1,658,942)

Income (loss) before taxes .........     (701,628)     (581,691)      899,180     1,502,830)
Provision (benefit) for income taxes     (264,054)     (216,631)      336,249      (562,058)
                                       ----------    ----------    ----------    ----------
Net income (loss) ..................   $ (473,574)   $ (365,060)   $  562,931    $ (940,772)
                                       ----------    ----------    ----------    ----------
Net income (loss) per share ........        (0.05)        (0.04)         0.06         (0.11)
                                       ----------    ----------    ----------    ----------
Weighted average shares outstanding     8,707,797     8,663,865     8,683,564     8,635,509
                                       ----------    ----------    ----------    ----------



See accompanying notes

                 Lockhart Caribbean Corporation and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine Months
                                                                Ended September 30
                                                            --------------------------
                                                                1998           1997
                                                            -----------    -----------
Operating activities
--------------------
Net income (loss) .......................................   $   562,931    $  (940,772)
Adjustments to reconcile net income (loss) to cash
  (used in) provided by operating activities:
    Depreciation and amortization .......................       922,434      1,084,998
    Deferred income taxes ...............................       336,249       (562,058)
    Gain on disposal of property ........................    (2,342,181)             0
    Changes in operating assets and liabilites:
      Accounts and note receivable ......................      (407,516)       239,670
      Prepaid expenses ..................................       (68,026)       (68,633)
      Other assets ......................................      (144,243)      (230,262)
      Tenant security deposits ..........................        80,434         28,958
      Accounts payable and accrued expenses .............      (761,521)       (65,248)
                                                            -----------    -----------
Net cash (used in) provided by operating activities .....    (1,821,439)      (513,347)

Investing activities
--------------------
  Acquisition of land and land improvements .............      (258,569)             0
  Proceeds from sale of land ............................     2,800,000              0
  Acquisition of buildings and improvements .............    (1,666,367)      (248,463)
  Acquisition of equipment ..............................       (26,988)       (18,709)
  Investment in PFC .....................................      (625,000)             0
                                                            -----------    -----------
Net cash flows provided by (used in) investing activities       223,076       (267,172)

Financing activities
--------------------
  Principal payment on mortgage and other
    notes payable .......................................    (2,156,093)      (183,722)
  Proceeds from issuance of mortgage and
    other notes payable .................................     3,778,415        795,773
  Loan issuance costs ...................................       (32,650)        (2,685)
  Proceeds from issuance of common stock ................       262,990        107,122
  Repurchase of common stock ............................             0        (18,036)
  Cash dividends ........................................      (249,591)      (248,585)
                                                            -----------    -----------
Net cash flows provided by (used in) financing activities     1,603,071        449,867

Net increase in cash ....................................         4,708       (330,652)
Cash at beginning of period .............................       376,931        930,163
                                                            -----------    -----------
Cash at end of period ...................................   $   381,639    $   599,511
                                                            -----------    -----------



See accompanying notes

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



1.   Summary of Significant Accounting Policies

Organization

     Lockhart Caribbean Corporation ("LCC") is organized as a United States Virgin Islands corporation and is primarily engaged in owning, managing, developing and leasing commercial real estate. LCC leases developed land, as well as retail and office building space to tenants, primarily under long-term agreements. Through wholly-owned subsidiaries, LCC also finances insurance premiums for individuals and businesses in the U.S. Virgin Islands and other Caribbean islands. The accompanying consolidated financial statements include the accounts of LCC and its wholly-owned subsidiaries H.E. Lockhart Management, Inc. ("HELM"), Lockhart Realty, Inc. ("LRI"), and Premium Finance Company of the V.I., Inc. ("PFC"). Significant intercompany balances and transactions have been eliminated in consolidation.

     On July 5, 1997, the shareholders of The Lockhart Companies Incorporated ("LCI") voted to restructure and recapitalize LCC and to offer common stock to the public in an initial public offering on a "best efforts" basis to be registered with the Securities and Exchange Commission (the "SEC"). In connection with the restructuring and recapitalization, LCI changed its name to Lockhart Caribbean Corporation on August 22, 1997. On the same date, the shareholders of LCI exchanged each of their shares for 9.7 shares of Class B common stock of LCC. The transaction has been accounted for in a manner similar to a pooling-of-interests. On February 4, 1998, LCC's registration statement was declared effective by the SEC and certain state regulatory authorities. Initial public offering expenses, consisting primarily of legal fees amounting to $826,195, were capitalized as of September 30, 1998.

     On June 22, 1998, LCC purchased all the outstanding stock of Premium Finance Company of the V.I., Inc. ("PFC") and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. ("PFC-EC"), for $550,000, approximately $204,000 above net asset value. The acquisition was recorded under the purchase method of accounting. The excess of purchase price over net asset value was recorded as goodwill and is being amortized over 15 years. A loan of $75,000 made to PFC in August 1997 for expansion of operations into the Eastern
Caribbean was converted to a direct investment upon consummation of the acquisition. PFC and PFC-EC finance insurance premiums for individuals and businesses in the U.S. Virgin Islands, the British Virgin Islands, Anguilla, St. Maarten, Antigua, St. Vincent, and Grenada. Since the acquisition was not significant, pro forma information was not provided.

     On July 31, 1998, LCC signed definitive agreements to purchase all of the outstanding common stock of Guardian Insurance Company ("Guardian") and Heritage Insurance Company (Caribbean) Ltd. ("Heritage"). The two companies will be purchased for a combination of cash and LCC's Class A common stock. Guardian is incorporated in the U.S. Virgin Islands and currently issues primarily automobile policies. Heritage is domiciled in the British Virgin Islands and sells automobile and home insurance policies in the British Virgin Islands and Turks and Caicos Islands. Heritage is also licensed to transact business in Anguilla.

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



     As a result of entering into these acquisition agreements, LCC has suspended its initial public offering. LCC's offering was scheduled to terminate in February 1999. Management is currently considering whether to update LCC's prospectus with a post-effective amendment or to terminate the offering. Any decision will be based on numerous factors, including general economic and market conditions.


Basis of Presentation

     The consolidated financial statements of LCC as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 are unaudited but have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.


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

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



Operating Property

     Operating property is stated on the basis of cost. LCC provides for depreciation using the straight-line method for financial reporting purposes and the modified accelerated cost recovery system for income tax purposes over their estimated useful lives which range from 5 to 31.5 years. Expenditures for maintenance and general repairs are charged to expense as incurred, whereas major improvements are recorded as additions to operating property.


Capitalized Interest

     Interest is capitalized as a component of the cost of operating property constructed. For the nine months ended September 30, 1998 and fiscal year ended December 31, 1997, interest amounting to $99,036 and $6,200 was capitalized, respectively.


Deferred Revenue

     Amounts received from lessees for lease acquisitions are deferred and amortized over the initial term of the lease on the straight-line method.

Deferred Financing Costs

     Deferred financing costs represent costs incurred related to the issuance of debt and are amortized over the term of the related debt. Deferred financing costs at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                 September 30   December 31
                                                     1998           1997
                                                 ------------   -----------
     Deferred financing costs .................    $431,785       $508,189
     Less accumulated amortization ............     132,028        153,682
                                                   --------       --------
     Deferred financing costs, net ............    $299,757       $354,507
                                                   --------       --------

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



Earnings Per Share

     Basic earnings per share is determined by net income divided by the weighted average number of common shares outstanding during the period. There are currently no transactions that would result in a calculation of diluted earnings per share.


Fair Values of Financial Instruments

     The following methods and assumptions were used by LCC in estimating its fair value disclosures for financial instruments:

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


Foreign Exchange Gain or Loss

     PFC-EC operates in countries of the Eastern Caribbean where the currency is not the U.S. dollar. The financial statements of PFC-EC were converted from East Caribbean currency (EC$) to U.S. currency using an exchange rate of 2.69 to the U.S. dollar. Any fluctuation in this exchange rate would result in an adjustment to stockholder's equity. The EC$ is a very stable currency that is pegged to the U.S. dollar and has been trading at roughly 2.69 to the U.S. dollar over the past ten years.


2.   Recent Accounting Pronouncements

Segment Disclosures

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 131 for fiscal year ending December 31, 1998.

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



3.   Accounts and Notes Receivable

     Accounts and note receivable are summarized as follows:

                                                 September 30   December 31
                                                     1998           1997
                                                 ------------   -----------
     Tenant accounts receivable ...............   $  628,042      $671,846
     Advanced premiums ........................    1,430,536             0
     Note receivable -- PFC ...................            0        78,187
     Shareholders .............................      100,404       101,193
     Other ....................................      109,463       108,780
                                                  ----------      --------
                                                  $2,268,445      $960,006
     Less allowance for doubtful accounts .....      228,014       188,014
                                                  ----------      --------
                                                  $2,040,431      $771,992
                                                  ----------      --------

4.   Mortgage and Other Notes Payable

     Mortgage notes payable at September 30, 1998 and December 31, 1997 consisted of the following:

                                                 September 30   December 31
                                                     1998           1997
                                                 ------------   -----------
     First and second mortgage note payable
     to a financial institution at prime
     plus 0.5% (9.00% at September 30, 1998
     and December 31, 1997) ...................   $14,319,521   $14,472,438

     First mortgage note payable to a
     financial institution at prime
     plus 0.5% (9.00% at September 30, 1998
     and December 31, 1997) ...................     4,413,551     4,460,683

     First mortgage note payable to a
     financial institution at prime plus 1.5%
     (10.00% at December 31, 1997) ............             0       737,723

     First mortgage note payable to seller
     at 8.75% .................................     4,606,324     4,635,737

     Non-revolving line of credit promissory
     note to a financial institution at prime
     plus 0.5% (9.00% at September 30, 1998
     and December 31, 1997) ...................       746,000       746,000

     Construction loans payable to a financial
     institution at prime plus 0.5% (9.00% at
     September 30, 1998 and December 31, 1997)      2,323,660       500,000
                                                  -----------   -----------
                                                  $26,409,056   $25,552,581
                                                  -----------   -----------

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



     The mortgage note to HELM with an outstanding balance of $14.3 million on September 30, 1998 is payable in monthly installments of $125,032 commencing in May 1997 after a six-month interest-only payment period. A final balloon payment of $14.1 million is due when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. Proceeds of the note were used to retire
(i) a mortgage note issued for the renovation of Grand Hotel, (ii) a mortgage note secured by Drakes Passage and issued for the acquisition of Red Hook Plaza,
(iii) an interim loan issued for the acquisition of Fort Mylner Shopping Center, Fort Mylner Commercial Center and Orange Grove Shopping Center.

     The mortgage note to HELM with an outstanding balance of $4.4 million on September 30, 1998 is payable in monthly installments of $38,537 commencing on May 1, 1997 after a six-month interest-only period. A final balloon payment of $4.3 million is payable when the note matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus 0.5%. The proceeds of the note were used to liquidate the mortgage note issued for the renovation of Lockhart Gardens Shopping Center.

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

     HELM obtained a $1 million non-revolving line of credit from a financial institution in October 1996. A total of $746,000 was drawn on the line as of September 30, 1998. The balance outstanding under the line of credit is due and payable on April 1, 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at 0.5% above the prime rate. Interest is accrued on the unpaid balance at 0.5% above the institution's prime rate and is payable monthly.

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



     The proceeds from $2,323,660 in construction loans to LRI and HELM were used for the infrastructure development of six acres of land at Market Square East and build-out of a mini-mall at Lockhart Gardens Shopping Center. Interest is payable monthly on the loans and is calculated at 0.5% above the institution's prime rate.


Other Notes Payable

     Other notes payable consists of two installment loans totaling $46,582 and $57,502 on September 30, 1998 and December 31,1997, respectively, and lines of credit totaling $1,399,983 and $343,723 on September 30, 1998 and December 31, 1997, respectively.

     On August 1, 1997, LCC obtained an additional line of credit for $400,000 from a financial institution. On March 1, 1998, LCC increased this line of credit to $550,000. A total of $544,852 has been drawn on the line as of September 30, 1998. Advances on the line will bear interest at the institution's prime rate and interest is payable monthly.

     On May 22, 1998, HELM obtained a revolving line of credit for $336,000 from a financial institution to fund premiums for property insurance coverage. As of September 30, 1998 a balance of $151,131 is outstanding on this line of credit.

     PFC has a credit facility available in the amount of $1 million from the Bank of Nova Scotia. This is structured as a line of credit of $950,000 and an overdraft facility of $50,000. At September 30, 1998, this facility had a balance outstanding of $500,000.

     PFC-EC has a line of credit available in the amount of $200,000 from the Bank of St. Croix. This line of credit is secured by a guarantee of LCC. At September 30, 1998, $200,000 was outstanding on this line of credit.


5.   Income Taxes

     At December 31, 1997, LCC had operating loss carryforwards of approximately $1,650,000 and $1,792,000 available to offset future taxable income through the years 2012 and 2011, respectively.

                Lockhart Caribbean Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1998



6.   Leases

     LCC, through its wholly-owned subsidiaries LRI and HELM, receive rental income from noncancellable leases for ground space and retail and office building space. Most are long-term leases with renewal options of usually five-year terms. The leases provide for minimum annual rental payments plus adjustments, if applicable, for certain additional costs incurred by the lessor for property taxes, insurance, and common area maintenance. Some leases provide for a percentage of gross sales as payment in addition to the minimum annual rental amount.


7.   Transactions With Related Parties

     The amounts from shareholders are interest bearing and have no specific repayment terms. However, if the maximum offering of $13 million is sold, LCC will use approximately $525,000 of the last one million raised to repurchase approximately 80,769 shares of Class B Common Stock from certain Class B shareholders including those holding notes payable to LCC. Those shareholders holding notes payable to LCC have agreed to use a portion of the proceeds from the sale of shares to LCC to repay their indebtedness to LCC.

     A shareholder of LCC and a member of the Board of Directors is also a partner of a law firm which renders legal services to LCC. During the periods ended September 30, 1998 and September 30, 1997, fees paid to the law firm amounted to approximately $60,000 and $100,000 respectively.

     In November 1997, HELM purchased a vehicle for $23,000 for a major shareholder who was also a long-time employee of LCC and a past member of the Board of Directors.


8.   Dividends

     Dividend payment dates are scheduled for the last day of each month at a per share amount determined by the Board of Directors at its quarterly meetings. LCC declared and paid quarterly dividends of approximately one cent per share for each quarter in 1998 and 1997, amounting to aggregate dividends of $249,591 and $248,585 paid year-to-date through September 30, 1998 and September 30, 1997, respectively. LCC pays dividends to only Class B shareholders.

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


Overview

     Lockhart Caribbean Corporation (the "Company" or "LCC") primarily owns, acquires, operates, develops and manages shopping centers, commercial parks and other commercial real estate on the islands of St. Thomas and St. Croix, U.S. Virgin Islands. Also, LCC, through wholly-owned subsidiaries, finances insurance premiums for individuals and businesses in the U.S. Virgin Islands and other Caribbean islands. For the nine months ended September 30, 1998, office and retail space rentals generated 90.4% of total revenue, long-term ground lease payments accounted for 7.1% and premium financing contributed 2.5%.

     The Company's wholly-owned real estate subsidiaries, H.E. Lockhart Management, Inc. ("HELM") and Lockhart Realty, Inc. ("LRI") account for 97.5% of revenue generated through September 30, 1998. On June 22, 1998, the Company purchased all the outstanding common stock of Premium Finance Company of the V.I., Inc. ("PFC") and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. ("PFC-EC") for $550,000 in cash, approximately $204,000 above net asset value. The acquisition was treated as a purchase transaction and, accordingly, only revenue subsequent to June 22 has been included in the financial statements of LCC. Such revenues from PFC and PFC-EC accounted for 2.5% of the total revenue for LCC through September 30, 1998.

     HELM owns and manages seven shopping centers, serving both the tourist and local sectors, with a mix of office and retail space. Two of the seven shopping centers (Drake's Passage Mall and the Grand Hotel Court) are located in historic downtown Charlotte Amalie, St. Thomas, and are tenanted primarily by tourist-oriented retail shops serving the cruise ship and hotel guest traffic in St. Thomas. HELM also owns two parcels which it leases to tenants under long-term ground leases. LRI retains ownership of undeveloped real estate and operates Sugar Estate Park, Market Square East and Longford Industrial Park, the Company's three commercial parks.

                         Lockhart Caribbean Corporation
                      Management's Discussion and Analysis
                               September 30, 1998



     LRI is expected to account for a greater portion of total revenue in the future as it develops the real property holdings of approximately 390 acres zoned for residential use and located near and overlooking the town and harbor of Charlotte Amalie, St. Thomas. Although this acreage is zoned for residential use, the Company has been successful in rezoning selective parcels for other uses. HELM has realized increased revenues in 1998 from new lease agreements negotiated with tenants at Drake's Passage Mall and from the new mini-mall in Lockhart Gardens Shopping Center. In addition, HELM's planned renovation of the northern section of Lockhart Gardens Shopping Center and two of the four buildings of the Grand Hotel Court, each scheduled to start in 1999, will add an aggregate of approximately 30,000 square feet of retail space.

     PFC finances insurance premiums for individuals and businesses in the U.S. Virgin Islands, the British Virgin Islands, Anguilla and St. Maarten. PFC-EC currently finances insurance premiums for individuals and businesses in Antigua, St. Vincent and Grenada and expects to add Dominica and St. Lucia by early 1999.

     The Company is pursuing a strategy to enhance revenue growth, and achieve geographic and line-of-business diversification. The strategy involves an entry into the consumer financial services industry and expanding into other Caribbean markets. The acquisition of PFC is a first step in the implementation of this strategy. The Company expects growth in premium finance revenues from the development of the new markets in the Eastern Caribbean islands where it has introduced premium financing as a new service offering.


Results of Operations

September 30, 1998 Compared With September 30, 1997

     Total revenue (rental income, tenant reimbursements, premium financing, and other operating income) was $1,290,842 for the three months ended September 30, 1998, representing a 7% increase over total revenue of $1,205,591 for the same period in 1997; however, tenant expense reimbursements were $137,467 for the three months ended September 30, 1998, representing a 95% increase over tenant expense reimbursements of $70,607 for the same period in 1997. For the nine months ended September 30, 1998, total revenue was $3,820,465, or a 5.3 % increase over total revenue of $3,627,428 for the nine months ended September 30, 1997; and tenant expense reimbursements were $483,951 for the nine months ended September 30, 1998, representing a 98% increase over tenant expense reimbursements for the same period in 1997. The significant increase in tenant expense reimbursements is due to the Company requiring such reimbursements in all new or renegotiated leases.

                         Lockhart Caribbean Corporation
                      Management's Discussion and Analysis
                               September 30, 1998



     Increases in revenue from new leases negotiated with tenants at Drake's Passage Mall, the new lease to Kmart in Lockhart Gardens Shopping Center, lease payments from tenants in the new mini-mall, and premium financing revenues were all partially offset by vacancies at other properties and the reduction in rent due to the sale of 3.68 acres of land to the ground lessee on March 31, 1998. The land sale is part of the Company's strategy to fund its geographic and line-of-business diversification by the selective sale of properties for prices that reflect their embedded value, which can be significantly higher than their book value.

     For the three months ended September 30, 1998 and 1997, total operating expenses were $1,370,263 and $1,235,477, respectively. For the nine months ended September 30, 1998 and 1997, total operating expenses were $3,514,556 and $3,471,316, respectively.

     Exclusive of depreciation and amortization, other operating expenses increased by 21% for the three months ended September 30, 1998 ($1,059,004) when compared to the three months ended September 30, 1997 ($873,803). For the nine months ended September 30, 1998, other operating expenses, exclusive of depreciation and amortization, were $2,592,122 or a 9% increase over the same period in the prior year. The increase in other operating expenses in the third quarter of 1998 and for the nine months ended September 30, 1998 was due primarily to the PFC acquisition and stock bonuses awarded to executives.

     Depreciation and amortization decreased by $50,415 for the three months ended September 30, 1998, and $162,564 for the nine months ended September 30, 1998 when compared to the same periods in the prior year, primarily as a result of no further amortization on a capital lease that was fully amortized by November 1997.

     Interest expense increased by $56,837 for the three months ended September 30, 1998 compared to the same period in 1997, and increased by $80,175 for the nine months ended September 30, 1998 over the same period in 1997 as a result of interest expense on lines of credit for the newly acquired PFC, interest on additional amounts drawn on two lines of credit from two separate financial institutions for HELM ($148,500) and LCC ($55,000) and interest on loans for substantially completed construction projects at Market Square East ($1,767,499) and the mini-mall at Lockhart Gardens Shopping Center ($507,138).

     On March 31, 1998, LRI sold 3.68 acres of land in Sugar Estate Park to the ground lessee for $2.8 million. The Company recorded a gain on the sale of approximately $2.5 million. The Company used a portion of the proceeds to retire the $720,000 bank debt on Sugar Estate Park.

                         Lockhart Caribbean Corporation
                      Management's Discussion and Analysis
                               September 30, 1998



     As a result of the foregoing, the Company had a net loss of $473,574 for the three months ended September 30, 1998 compared to a net loss of $365,060 for the three months ended September 30, 1997, and a net income of $562,931 for the nine months ended September 30, 1998 compared to a net loss of $940,772 for the same period in 1997.


Cash Flow

     Net cash used in operating activities increased by $1,308,092 for the nine month period ended September 30, 1998 due primarily to (1) an increase of approximately $460,000 in accounts receivable from increased premium finance contracts written by PFC in the quarter ended September 30, 1998, and (2) the payment of $946,800 in accrued property taxes.

     Net cash flow provided by investing activities increased by $490,248 for the nine months ended September 30, 1998 due to the $2.8 million land sale, which was partially offset by investments in PFC and construction projects at Market Square East, the mini-mall at Lockhart Gardens Shopping Center, and Drake's Passage.

     Net cash flow provided by financing activities for the nine months ending September 30, 1998 increased by $1.1 million when compared to the same period of the prior year as a result of bank financing for the construction projects at Market Square East and Lockhart Gardens.


Liquidity and Capital Resources

     On March 31, 1998, the Company sold 3.68 acres of land in Sugar Estate Park to the ground lessee for $2.8 million. A portion of the proceeds was used to retire the Sugar Estate Park loan, which had an outstanding balance of approximately $720,000. The Company also used a portion of the proceeds to purchase all the outstanding common stock of PFC for $550,000. The balance of the proceeds from the land sale will be used for renovations at the Drake's Passage Mall and working capital needs.

     On May  22,  1998,  the  Company  secured  two  construction  loans  from a financial institution. One loan for $1.8 million is being used for the construction of roads, a parking lot, underground utilities and other infrastructure at Market Square East, a commercial park offering ground leases for tenant-built commercial facilities. Market Square East is already home to a 36,000 square foot discount bulk-food retail store, and will soon have a multi-screen cinema under construction. The second construction loan for $577,000 was used for the conversion of 10,000 square feet on two floors in Lockhart Gardens Shopping Center into a mini-mall with a total of eight rental spaces. Both of these projects were under construction prior to the closing of the construction loans and were financed during that period by demand notes from the financial institution. The demand notes were retired from proceeds of the construction loans. At September 30, 1998, the Market Square East project was approximately 98% complete, and the mini-mall project was approximately 90% complete and 57% of the space had been leased.

                         Lockhart Caribbean Corporation
                      Management's Discussion and Analysis
                               September 30, 1998



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


Year 2000

     The Company has made an assessment of its computer hardware and software environment for Year 2000 ("Y2K") compliance.

     Most of the Company's computers are fairly new and, therefore, already Y2K compliant or upgradeable to be Y2K compliant. Three computers could not be upgraded and replacement machines were just delivered to the Company.
Installation of the new machines as well as the final upgrade of existing machines are expected to be completed by November 30, 1998.

     The Company is in the process of replacing its word processing software with a program that is already Y2K compliant. With the exception of one module (property management), the accounting software package was recently upgraded to Y2K versions. The property management Y2K upgrade will be released by the vendor by December 31, 1998. Most machines have been upgraded from Windows 3.1 to Windows95. The installation of Windows95 on the remaining machines is expected to be completed by November 30, 1998. All other application and operating system programs are already Y2K compliant.

     The total cost to the Company of implementing the above changes is projected to be approximately $20,000.

                         Lockhart Caribbean Corporation
                      Management's Discussion and Analysis
                               September 30, 1998



     The Company has taken definite steps to address the Y2K issues and does not believe that the year 2000 issue will pose any significant operational problems.


Recent Developments

     On July 31, 1998, LCC signed definitive agreements to purchase all of the outstanding common stock of Guardian Insurance Company ("Guardian") and Heritage Insurance Company (Caribbean) Ltd. ("Heritage"). The two companies will be purchased for a combination of cash and the Company's Class A common stock. Guardian is incorporated in the U.S. Virgin Islands and currently issues primarily automobile policies. Heritage is domiciled in the British Virgin Islands and sells automobile and home insurance policies in the British Virgin Islands and Turks and Caicos Islands. Heritage Insurance is also licensed to transact business in Anguilla.

     In light of the materiality of these pending acquisitions, LCC has suspended its initial public offering. LCC's offering was scheduled to terminate in February 1999. Management is currently considering whether to update LCC's prospectus with a post-effective amendment, or to terminate the offering. Any decision will be based on numerous factors, including general economic and market conditions.

     On September 21, 1998, the U.S. Virgin Islands were affected by Hurricane Georges. Although the U.S. Virgin Islands experienced minimum hurricane force winds, the Company experienced no significant damages at any of its properties.

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

                    (b)  Forms 8-K.

         Item 5 report on Form 8-K, dated August 5, 1998, filed to report a press release announcing the execution of definitive agreements to acquire two insurance companies and the resulting suspension of the Registrant's public offering.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         LOCKHART CARIBBEAN CORPORATION



Date:  November 13, 1998                By: /s/ John P. deJongh, Jr.
                                            ------------------------------------
                                            John P. deJongh, Jr., President
                                            (Principal Executive Officer)


Date:  November 13, 1998                By: /s/ Cornel Williams
                                            ------------------------------------
                                            Cornel Williams, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)