Form 10-K
period 1998-12-31
LOCKHART CARIBBEAN CORP
filed 1999-04-15
CIK 1041128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from _______ to _________

                       Commission file number: 333-35105

                         Lockhart Caribbean Corporation
             (Exact Name of Registrant as Specified in its Charter)


     U.S. Virgin Islands                               66-0491618
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                          Number)

                              No. 44 Estate Thomas
                     St. Thomas, U.S. Virgin Islands 00802
             (address and Zip Code oif principal executive offices)

                                 (340) 776-1900
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

Number of outstanding shares of Registrant's  Common Stock as of March 15, 1999:
50,150 shares of Class A Common Stock and 8,663,867 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                    FORM 10-K


                                     PART I
                                                                            Page
                                                                            ----
Item 1.  Business.........................................................    1
Item 2.  Properties.......................................................    3
Item 3.  Legal Proceedings ...............................................   10
Item 4.  Submission of Matters to a Vote of Security Holders .............   11

                                     PART II

Item 5.  Market of Registrant's Common Equity and
          Related Stockholder Matters.....................................   11
Item 6.  Selected Financial Data .........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................   12
Item 8.  Financial Statements and Supplementary Data .....................   18
Item 9.  Changes In and Disagreements with Accountants on
          Accounting And Financial Disclosure ............................   47

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............   47
Item 11. Executive Compensation ..........................................   50
Item 12. Security Ownership of Certain Beneficial
          Owners and Management ..........................................   51
Item 13. Certain Relationships and Related Transactions ..................   52

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................................   54

Signatures................................................................

                                     PART I

Item 1. Business

     Lockhart Caribbean Corporation (the "Company" or "Lockhart") and its predecessors have conducted business in the U.S. Virgin Islands since 1884, which makes Lockhart one of the oldest continuous business operations in the U.S. Virgin Islands. The enterprise, which started out as a general goods store, has evolved over the years into the largest owner of shopping centers in the U.S. Virgin Islands. In 1972, the Company solidified its position as a leader in commercial real estate development through the construction of the first shopping center on St. Thomas. This facility, the Lockhart Gardens Shopping Center, was the first commercial property located on St. Thomas to host national retailers. The Company is also one of the largest owners of undeveloped land on the island of St. Thomas.

     Since 1987 the Company has been under the direction of George H. T. Dudley and Wesley S. Williams, Jr., two family members who function as Co-Chairmen of the Board of Directors and Co-CEOs of the Company. Both are practicing attorney's with specialties in banking, finance and real estate. Shortly after assuming their roles, they recruited experienced professionals from outside the family to manage the daily affairs of the Company. Under this management, Lockhart has experienced a period of substantial growth through property acquisitions, commercial property development, and expansion into financial services and into other markets of the Caribbean. Since 1987 the Company has acquired four shopping centers, developed two commercial parks, completed the first phase of renovation of a historic building in the central business district, completed the reconstruction of 85,000 square feet of retail space damaged by Hurricane Marilyn, and completed an undated master-plan for the development of the Company's commercial and residential undeveloped land holdings. Also, through the acquisition of four additional companies, Lockhart gained a dominant share of the automobile insurance market , and the premium financing market for individuals and small businesses in the U.S. Virgin Islands, and a presence in other Caribbean islands.

     The Company owns, acquires, operates, renovates, develops, and manages shopping centers and other commercial real estate, primarily on the islands of St. Thomas and St. Croix. The Company, through a wholly owned subsidiary, H.E. Lockhart Mangement , Inc. ("HELM"), currently owns and operates seven shopping centers. Through another wholly owned subsidiary, Lockhart Realty, Inc. ("LRI"), the Company also owns and operates commercial parks in which it builds the infrastructure for commercial development (roads and utilities) and sells or leases designated parcels under long-term ground leases. In addition, LRI owns an aggregate of approximately 415 acres of undeveloped real estate zoned for residential development of varying densities. The Company intends to selectively develop this land with single-family and multi-family units. In some areas, Lockhart will limit its activity to the development of the infrastructure (roads and utilities) and subdivision of the property for sale as residential lots for individual homeowners construction. In management's opinion, the Company's properties are covered adequately by insurance.

     In a move to achieve both business and geographic diversification, Lockhart acquired four financial service companies in 1998. On June 22, 1998, the Company acquired all the outstanding common stock of Premium Finance Company of the V.I., Inc., renamed Premium Finance Company(Caribbean) Ltd., ("PFC") and its wholly-owned subsidiary Premium Finance Company (E.C.) Ltd. ("PFC-EC") for $582,000 including transaction costs. The transaction was accounted for under the purchase method of accounting.

     PFC and PFC-EC are engaged in the business of financing insurance premiums incurred by individuals and small companies seeking to insure primarily automobiles, personal residences, commercial buildings, boats and airplanes, as well as builder's risk or liability. Business is generated through the referrals from insurance agents and brokers that are the first point of contact for the consumer in the procuring of insurance coverage. The insured will make an initial down payment on the insurance premium (20-30%) with the balance financed by PFC or PFC -EC over a nine-month period.

     PFC is the largest independent premium financing company in the U.S. Virgin Islands and has operations in the U.S. Virgin Islands, the British Virgin Islands, Anguilla (West Indies), and St. Maarten, Netherland Antilles. Its primary competitors are smaller premium finance companies and insurance agents and insurers that will finance premiums for select, primarily larger, clients. Commercial banks also provide this service to select customers. In mid-1997, PFC expanded its services to other Caribbean markets to increase volume and achieve diversification. Through its wholly-owned subsidiary, PFC-EC, PFC is currently doing business in Antigua and Barbuda, St. Lucia, Grenada and St. Vincent.

     On December 31, 1998, Lockhart acquired Guardian Insurance Company, Inc. ("GIC") and Heritage Insurance Company (Caribbean) Ltd. ("HIC"). GIC and HIC were acquired for a total purchase price of $2.8 million which consisted of $125,000 in cash, a short-term note payable to the seller of $1,125,000, and approximately 185,000 shares of Class A Common Stock valued at $6.50 per share, but subject to mandatory redemption at $8.30 per share for a 180-day period commencing three years from the close of the transaction. The transaction was accounted for under the purchase method of accounting. For additional information regarding the purchase, see Note 1 of the audited financial statements.

     GIC was founded in the United States Virgin Islands in July 1984. GIC is currently the largest automobile insurance carrier in the U.S. Virgin Islands. GIC's business is now primarily concentrated in the writing of automobile lines of insurance in the U.S. Virgin Islands. Other lines of business include surety, general liability and fire policies, excluding catastrophic exposures. Total revenue by GIC were $4.9 million and $4.5 million in 1997 and 1998, respectively. GIC discontinued the writing of property insurance in the U.S. Virgin Islands in August 1996 following a Cease and Desist Order issued by the Commissioner of Insurance after losses due to Hurricane Marilyn in September 1995 substantially reduced GIC's surplus. GIC incurred losses totaling $10.5 million, net of reinsurance as a result of Hurricane Marilyn.

     In 1994, GIC received its first rating from A.M. Best Company: B (Fair) Financial Size Category III. This was the first rating ever given by A.M. Best Company to a company in the USVI. Subsequently in 1995, GIC rating was increased to a B+ (Very Good). Guardian's hope for a higher rating was affected by the overwhelming damage caused by Hurricane Marilyn. Due to the decrease in surplus caused by that hurricane and a change in underwriting objectives, Guardian decided to retire from the rating process.

     Lockhart intends to inject additional capital in GIC to enable the resumption of writing property insurance lines and re-application for an A.M. Best rating.

     HIC was formed as the first domestic insurance carrier in the British Virgin Islands in March 1991. HIC was also granted licenses to operate in the Turks and Caicos Islands and Anguilla. Currently, HIC writes mainly automobile insurance and some property insurance in the British Virgin Islands and Turks and Caicos. Total revenues of HIC were $617,000 and $400,000 in 1997 and 1998, respectively.

Business and Growth Strategies

     The Company's fundamental business and growth strategies are focused on developing or acquiring shopping centers and office buildings that either serve the local community or are located in select tourist destinations, monetizing the imbedded value of its undeveloped land through select sales or commercial development, and a carefully planned diversification into the consumer financial services industry. The Caribbean market (with an aggregate population base of over five million) represents one of the fastest growing economic regions in the world, with tourism as the driving force behind that growth. The Company believes that as the island economies of the region grow, there will be a corresponding growth in the financial well-being of the resident population matched by a growth in the number and size of the businesses catering to increasing consumer demand for both goods and financial services. Based on this operating paradigm, the Company's business objectives are to develop the commercial locations out of which these businesses will operate and to offer select consumer financial services to serve consumer demand presently not met by the banks and other existing financial intermediaries of the region.

     Lockhart believes that a number of economic factors will enhance its ability to achieve its business objectives: (i) the continuing improvement in the economies of the U.S. Virgin Islands and other Caribbean markets following Hurricane Marilyn and other recent hurricanes in the region;
(ii) the Company's focus on the growing consumer needs of the increasingly affluent resident populations of the region; (iii) the limited availability of undeveloped property zoned for commercial use and the continuing need for housing at various price levels in the U.S. Virgin islands; and (iv) the limited traditional offerings of commercial banks, and the general inadequacy of consumer financial services offered throughout the Caribbean region.

     The Company's primary business strategies are to: (i) actively manage its property portfolio to improve cash flow; (ii) complete its planned projects and develop its land holdings for their highest and best use; (iii) selectively execute real property acquisitions in strategic submarkets; and (iv) selectively expand its diversification into strategic segments of the financial services industry.

     The Company intends to grow externally by acquiring additional developed commercial properties in the U.S. Virgin Islands and in other Caribbean markets that meet the Company's investment criteria, and by diversifying into the consumer financial services field through the acquisition or development of businesses offering select consumer financial services. The strengthening of the U.S. Virgin Islands economy and the continued growth in the various Caribbean markets as a result primarily of tourism will continue to enhance the economic well-being of the resident population. The Company's business strategy, which has been successful in the U.S. Virgin Islands, is to focus primarily on the region's resident population and provide commercial real estate locations that allow businesses to reach the local consumer. The Company's initiative into financial services follows the same premise--to serve the growing consumer financial services needs of the resident population.

     Lockhart is one of the oldest continuous operators of commercial properties in the U.S. Virgin Islands. Through the years, the Company has assembled a unique collection of commercial properties that cater to tourists and serve the local community. Lockhart intends to expand and diversify its Virgin Islands presence by acquiring properties within other submarkets on St. Thomas and St. Croix. The Company's business strategy and economic model also will result in consideration of expansion in select tourist and local community submarkets throughout the eastern Caribbean. In addition, the Company may selectively divest developed and undeveloped properties from time to time to balance its portfolio or to retain desirable tenants and enhance adjacent property held by the Company. The Company believes that its Caribbean base, its knowledge of the region and its long-standing relationships with tenants, real estate professionals, financial institutions and other sectors of the U.S. Virgin Islands community offer significant competitive advantages in seeking investment opportunities in the U.S. Virgin Islands and elsewhere in the Caribbean region.

     The Company believes that diversification into the financial services industry is a logical extension of its operations in light of Lockhart's history, the backgrounds of the members of the Executive Committee, and the Company's recognition of market opportunities. The founder of the Company, Alfred H. Lockhart, also founded a bank in the Virgin Islands (then the Danish West Indies), and he, his son and his grandson each served on the board of directors of that bank and its successors until its merger into a federally chartered U.S. bank. Separately, the Company has established relationships with financial service providers in the U.S. Virgin Islands and throughout the Caribbean that has resulted in the identification of business opportunities that remain untapped by existing businesses offering financial services in the targeted markets. In addition, the members of the Executive Committee (George H.T. Dudley, Wesley S. Williams, Jr. and John P. deJongh, Jr.) and Richard E.W. Grant, the president of PFC, each have extensive experience in the financial services industry. These factors should allow the Company to capitalize on the growth opportunities in the non-banking, consumer financial services field in the Caribbean.

Item 2. Properties

Shopping Centers

     The Company's shopping centers range in size from approximately 11,000 to 140,000 square feet, and most properties include both retail and office space. The Company maintains an ongoing leasing and marketing program to enhance the cash flow potential of each operating property and to respond to tenant needs. Lockhart also follows a schedule of regular physical maintenance, renovation and refurbishment to preserve and increase the value of its properties.

     The following table sets forth certain information for each of the Company's shopping centers as of December 31, 1998:

                                           Year Built/   Net Rentable    Percent
                                             Acquired     Square Feet   Occupied
                                           -----------   ------------   --------
Drakes Passage Shopping Mall ............      1920         33,000         81%

Fort Mylner Commercial Center ...........      1996         10,800        100%

Fort Mylner Shopping Center .............      1996         26,200         86%

Grand Hotel Galleria ....................      1914         23,900(1)      58%

Lockhart Gardens Shopping Center ........      1972        140,198         82%

Orange Grove Shopping Center ............      1996         30,600         73%

Red Hook Plaza ..........................      1995         32,145         94%

----------
(1) Approximately 4,500 square feet are being held vacant in preparation for renovation as part of Grand Galleria - Phase II.

     Drakes Passage Shopping Mall ("Drakes Passage") is located in the main tourist shopping and central business district of downtown Charlotte Amalie and offers access to pedestrian traffic from both Main Street and the Waterfront. Drakes Passage contains approximately 33,000 square feet of rentable space spread over two stories and a mezzanine, and is the only air-conditioned shopping mall in the downtown area. The first floor has 20,500 square feet of primarily tourist-oriented retail space and was 87% occupied as of December 31, 1998; the second floor has 12,500 square feet of office space and was 80% occupied as of December 31, 1998. Retail tenants include Boolchands, Cosmopolitan, Perfume Palace and Diamond's International. The Company recently completed renovation totaling $500,000 at this property.

Lease Expirations
-----------------
                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       1              3,900                  1.6%

2000 ...................       4              6,300                  5.0%

2001 ...................       2              1,409                  4.2%

2002-7 .................      18             21,637                 65.0%


                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate(1) ..................................    81%       83%       85%

Average Net Effective Rent per Square Foot .........  $40.44    $38.13    $30.01

----------
(1) The Fort Mylner Properties consist of the Fort Mylner Commercial Center with approximately 10,800 square feet of rentable space on two floors and the Fort Mylner Shopping Center with approximately 26,200 square feet of rentable space. The total parking spaces available at both properties is approximately 115. Both properties were acquired by the Company in June 1996 for an aggregate purchase price of $6.4 million. The Fort Mylner properties are located in the business district of the Tutu area, one of the most populous residential communities on St. Thomas.

     The Fort Mylner Commercial Center provides office space to two primary tenants: Banco Popular de Puerto Rico, a commercial bank, occupies approximately 2,700 square feet, with two drive-thru lanes and an automated teller machine; and Globalvest Management Company, L.P., a mutual fund investment firm, leases approximately 8,100 square feet. The Fort Mylner Shopping Center consists of three one-story buildings with 21,600, 2,800 and 1,800 square feet of rentable space. Material lessees at the shopping center operate a home furnishings store, a convenience store and a furniture store. Other tenants include CommoLoco, Inc. (a small loan finance company) and Kentucky Fried Chicken.

                           Combined Lease Expirations
                           --------------------------

                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       3              3,900                 10.5%

2000 ...................       3              6,300                 17.0%

2001 ...................      --                 --                   --

2002 ...................       3              9,900                 26.7%

2003-7 .................       2              5,400                 14.6%

                          Fort Mylner Commercial Center
                          -----------------------------

                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................   100%      100%      100%

Average Net Effective Rent per Square Foot .........  $21.79    $21.48    $21.13

                           Fort Mylner Shopping Center
                           ---------------------------

                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................    86%       79%      100%

Average Net Effective Rent per Square Foot .........  $23.30    $23.30    $23.47

     The Grand Galleria is located at the beginning of the main tourist shopping district in downtown St. Thomas and one block from the municipal parking lot. The Grand Galleria complex consists of four two-story stone and timber buildings with an aggregate of approximately 24,000 net rentable square feet of retail and office space, of which 4,500 square feet will be available upon completion of Phase II. No tenant occupies 10% or more of the rental space.

     The Grand Galleria complex was originally built in the early 1800s and is located in the Charlotte Amalie historic district. Alfred H. Lockhart acquired the property in 1914. The Company extensively renovated the interiors and exteriors of three of the Grand Galleria's four buildings in 1994 for an aggregate cost of $1.9 million. Lockhart intends to invest approximately $2.2 million to complete the second phase of renovations to the Grand Galleria.

Lease Expirations
-----------------

                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       7              6,763                 20.7%

2000 ...................      --                 --                   --

2001 ...................      --                 --                   --

2002-7 .................       1                855                  2.6%


                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................    58%       64%       67%

Average Net Effective Rent per Square Foot .........  $35.80    $35.84    $35.62

     Lockhart Gardens Shopping Center ("Lockhart Gardens") is located on the eastern edge of Charlotte Amalie and within walking distance of the main cruise ship dock. Lockhart Gardens consists of approximately 140,200 square feet of net rentable square feet. Lockhart Gardens has approximately 245 parking spaces. The Company's major tenant is a department store operated by Kmart Corporation ("Kmart"). Kmart has leased approximately 60,000 square feet at Lockhart Gardens. Other key tenants currently include Banco Popular de Puerto Rico and Footlocker.

     A supermarket was operated pursuant to a ground lease of 30,000 square feet of land until Hurricane Marilyn destroyed the entire shopping center, including the supermarket, in September 1995. The supermarket continued to make its lease payments but did not reconstruct the building, as required under its lease. Lockhart and the ground lessee were in litigation regarding this matter. The legal dispute was resolved (see Item 3. Legal Proceedings) with the Company receiving $2.7 million from the insurance company holding the policy on the supermarket and $35,000 from the ground lessee who also surrendered its interest in the lease. Of the proceeds received from the insurance company, $2 million is to be used solely for reconstruction of the building.

     Lockhart Gardens Shopping Center-Lockhart Mall is a mini-mall area within the existing shopping center with an aggregate of 10,000 square feet of rentable space, consisting of eight retail stores ranging in size from 500 to 1,000 square feet. The area also includes, an elevator, public restrooms and an emergency generator. Construction cost of the mini-mall was approximately $500,000.

Lease Expirations
-----------------

                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       2             35,120                 25.0%

2000 ...................      --                 --                   --

2001 ...................       1              3,500                  2.5%

2002 ...................       3             63,384(1)              45.2%

2003-7 .................       5              3,294                  2.4%

----------
(1)  Includes 60,000 square feet leased by K-Mart.

                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................    82%       72%       72%

Average Net Effective Rent per Square Foot .........   $6.95     $5.91     $5.91

     Orange Grove Shopping Center ("Orange Grove") is located just outside of Christiansted, the largest town on St. Croix, on the main traffic artery leading westward out of town. The Company acquired Orange Grove in June 1996 for an aggregate purchase price of $3.6 million. The approximately 30,600 square feet of net rentable square feet at Orange Grove are used for retail and office space. The major tenant is Banco Popular de Puerto Rico which leases approximately 5,400 square feet and Kentucky Fried Chicken (2,700 square feet).

Lease Expirations
-----------------

                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       1              1,400                  4.6%

2000 ...................       4              7,000                 22.9%

2001 ...................       1              1,400                  4.6%

2002 ...................      --                 --                   --

2003-7 .................      --                 --                   --

                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................    73%       82%       86%

Average Net Effective Rent per Square Foot .........  $17.30    $16.82    $15.35

     Red Hook Plaza (the "Plaza") is located in the Red Hook area on the eastern side of St. Thomas. The Company acquired the Plaza in February 1995 for an aggregate purchase price of $5.5 million. The approximately 36,000 net rentable square feet in the Plaza is spread over two buildings; the main two-story building has both retail and office space and the one-story building is used as a restaurant. Major tenants at the Plaza include a pharmacy with approximately 3,877 square feet, Banco Popular de Puerto Rico, an Ace Hardware franchise and several eateries. The second floor office space consists primarily of medical suites.

Lease Expirations
-----------------

                            Number     Total Net Rentable      Percent of Net
Year                      of Tenants       Square Feet      Rentable Square Feet
----                      ----------   ------------------   --------------------
1999 ...................       5              6,689                 20.8%

2000 ...................       2              1,988                  6.1%

2001-7 .................       5             12,269                 38.1%

                                                       1998      1997      1996
                                                      ------    ------    ------
Occupancy Rate .....................................    98%       92%       98%

Average Net Effective Rent per Square Foot .........  $24.50    $24.47    $24.25


Ground Leases

     Sugar Estate Park (the "Park") is a commercial business park developed by the Company on the eastern edge of Charlotte Amalie, mid-island on St. Thomas. The Park consists of an aggregate of approximately 7.1 acres of land, which has been subdivided for lease to tenants under long-term ground leases or development by the Company.

     Lockhart has leased 1.1 acres to a commercial tenant under a long-term ground lease at the Park. In addition, there are two one-acre parcels available for lease. The Company provides paved roads and underground utility access at the Park, and tenants construct their own facilities. The current tenant operates a building supply store. The lease expires in 2000. The lease is subject to three ten-year renewal options. Upon expiration of the tenant's lease, the Company will obtain ownership of all improvements on the land.

     The Company has reserved approximately 2.5 acres at the Park to develop two projects. See "--Development Projects--Sugar Estate Commercial Centre" and "--Sugar Estate Plaza".

     Market Square East is a commercial park development located on the main highway that connects Charlotte Amalie to the eastern end of St. Thomas. To be developed in multiple phases as tenant demand requires, Phase I, about 98% completed, includes long-term ground leases with a retail and wholesale food discount chain and a movie theater chain (for the construction of a multi-screen cinema and restaurant complex). The Company built the required infrastructure, consisting of parking facilities, utilities, drainage, power and access roads at a cost of $1.8 million.

     Phase II, currently in the preliminary development stage, will involve the Company rezoning a portion of the property for commercial use, executing long-term ground leases and constructing build-to-suit facilities for high-quality tenants. The Company will continue to provide the infrastructure, consisting of parking facilities, utilities, drainage, power and roads. The scheduled completion date is dependent on the progress of the Company's leasing program.

     Cinema One Building is located in a residential area near the eastern edge of Charlotte Amalie and sits on approximately one acre of land owned by Lockhart. The Company has leased the parcel under a triple-net, long-term ground lease that expires in December 2009, and the tenant has constructed a two-story building on the property. The property is commonly referred to as the Cinema One Building because of the multi-screen theater located there. The building also has office space. Upon expiration of the lease, Lockhart will obtain ownership of the building and all improvements.


Development Projects

     The following table sets forth certain information for each of the Company's projects under development as of December 31, 1998:

                                      Estimated Cost   Estimated Completion Date
                                      --------------   -------------------------
Sugar Estate Commercial Centre         $0.9 million               2001

Longford Industrial Park               $1.3 million               2001

Lockhart Gardens Shopping Center--
  Phase II                             $5.5 million               2000

Grand Galleria -- Phase II             $2.2 million               2000

Sugar Estate Plaza                     $5.3 million               2001
----------

     Sugar Estate Commercial Centre will be located in Sugar Estate Park. The Company will construct a multiple-use building suitable for tenants seeking warehouse, retail and showroom space. The approximately 14,500 square feet of rentable space in the planned building will be divided into eight bays ranging in size from 1,300 square feet to 4,500 square feet. The scheduled completion date is early 2001, and the estimated construction cost of $915,000.

     Longford Industrial Park ("Longford") is located just off the main highway that connects Charlotte Amalie to the eastern end of St. Thomas, where the majority of the island's population resides. Longford will consist of 16 half-acre parcels available for long-term ground lease by light industry and manufacturers, who will construct their own facilities. The Company has cleared the site and public water and electrical power are available. Lockhart intends to construct paved roads, a sewage treatment plant and appropriate drainage and install electrical power and sewer connections to the subdivided parcels.
Construction of such improvements will begin once suitable tenants are identified. The Company has invested $100,000 as of December 31, 1998, and estimates that the total cost of Longford will be $1.3 million.

     Lockhart Gardens Shopping Center-Phase II involves the construction of approximately 47,000 square feet of rentable space in the northern half of the shopping center, which includes 30,000 square feet currently subject to a ground lease. As a part of that development, the Company has arranged with the Division of Highway Planning of the Government of the U.S. Virgin Islands for the installation of signalized access from the main east-west roadway into the shopping center. The scheduled completion date is mid-2000 for an estimated cost of $5.5 million.

     Grand Galleria-Phase II involves the final phase of the renovation process of the entire property that began in 1994 with the first phase renovations of three of the four buildings surrounding the courtyard. This final phase of work is targeted to the fourth (main) building, which has frontage on the main artery of the tourist shopping district in downtown Charlotte Amalie, and will create a central atrium space and ground level passage surrounded at both levels by high-end retail shops and a theme restaurant at the second level. Approximately 4,500 square feet of additional space will be available for lease by the Company upon completion. The scheduled completion date is mid-2000, at which time the property will be renamed the "Grand Galleria" and marketed as a high-end tourist shopping destination. The Company estimates construction costs of $2.2 million.

     Sugar Estate Plaza will also be located in Sugar Estate Park and will be constructed in two phases. When completed, the two-building, three-story complex will provide approximately 55,000 square feet of rentable retail and office space. The Company has had preliminary discussions with certain primary tenants for the first phase of development. The scheduled completion date for the entire complex is early 2001, and the estimated construction cost is $5.3 million.


Item 3. Legal Proceedings

     HELM, had an action brought against it by a land lessee at Lockhart Gardens Shopping Center, who operated a supermarket (the "Tenant"), for tortious interference with contract and declaratory judgement. HELM filed a counterclaim against Tenant, alleging that it breached the lease by failing to keep the premises insured and by failing to restore the premises promptly following Hurricane Marilyn, which completely destroyed the supermarket operated by Tenant at the shopping center. Soon after this action was filed, the Territorial Court of the U.S. Virgin Islands denied Tenant's motion for preliminary injunction, and Tenant later filed a motion for partial summary judgement. HELM responded with an opposition and cross-motion for summary judgement, asserting that it properly terminated the lease due to the aforementioned breaches.

     After HELM filed several renewed motions for summary judgement, which were countered by renewed oppositions to HELM's motions and requests to amend Tenant's complaint to add, among other things, claims arising from HELM's alleged breach of the exclusivity provisions of the Lease, the Territorial Court on December 10, 1998 entered an order directing the parties to mediate the matter by March 1, 1999. The parties entered into mediation on March 4, 1999 after the Territorial Court approved a request for extension of the March 1 deadline. On March 4, 1999, HELM and Tenant signed an agreement wherein Tenant agreed to pay HELM $35,000 and surrender its interest in the lease. Both parties also agreed to dismiss all pending claims, including HELM's claim against the insurance company holding the policy on the supermarket, and to exchange full and comprehensive releases in favor of and by all parties.

     HELM had also filed an action for damages against the insurance company which purportedly issued a retroactive insurance policy covering the supermarket occupied by Tenant at Lockhart Gardens Shopping Center, and against the parent company for Tenant, which arranged for the issuance of the policy after initially advising HELM that the supermarket was insured under the parent company's Self-Insured Retention (SIR) Program.

     On November 23, 1998, the District Court of the U.S. Virgin Islands granted the defendants' July 15, 1997 motion to dismiss on the grounds that Tenant, whose presence in the case would eliminate the Court's subject matter jurisdiction, should have been joined as a party. As a result, HELM commenced an action in the Territorial Court on December 22, 1998 realleging its claims against the insurance company and the parent company, and asserting similar claims against Tenant.

     On March 1, 1999, HELM signed an agreement with the insurance company which provided for the deposit of $2,010,000 (estimated cost of replacing the supermarket building) in an escrow account for the sole purpose of replacing the destroyed building. In addition to the escrow deposit, the insurance company paid HELM $690,000 representing interest on the policy proceeds as permitted by the laws of the U.S. Virgin Islands. In consideration of the payments, HELM fully and finally released and forever discharged the insurance company and its affiliates from any and all liability of every kind in any way connected with the insurance policy. HELM also assigned to the insurance company all the rights, claims, etc. which it may have against Tenant and its parent company relating to or arising out of entitlement to proceeds of the insurance policy, reserving all other claims or causes of action against the Tenant and the parent company.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's securities are currently not listed or publicly traded on any stock exchange or other quotation system. On February 4, 1999, the Company officially terminated its initial public offering of Class A Common Stock. Sales of Class A Common Stock prior to the termination of the offering did not reach the minimum offering of $7.5 million and all subscriptions held in escrow will be returned to investors.

     The Company paid $332,764 in dividends on Class B Common Stock in 1998. No dividends were paid on Class A Common Stock in 1998. There are currently 32 stockholders.


Item 6 Selected Financial Data

                                       (in thousands except per share data)

                                  1998        1997        1996        1995      1994
                                  ----        ----        ----        ----      ----
Total revenue(1) ...........   $  8,021    $  5,107    $  4,379    $  9,890   $  3,076
Total expenses .............      8,518       7,251       5,664       5,799      3,169
Income tax (benefit) .......        303        (774)       (453)       1588        (42)
Net Income (loss) ..........       (800)     (1,369)       (833)      2,504        (51)
Earnings per share
Class A ....................      (0.13)      (0.20)         --          --         --
Class B ....................      (0.17)      (0.24)      (0.17)       0.30      (0.01)
Dividend per share .........       0.04        0.04        0.04        0.04       0.04

Weighted Average # of Shares
Class A ....................         26           1          --          --         --
Class B ....................      8,664       8,641       8,561       8,427      8,314
Total property and equipment     33,954      32,882      33,228      18,444     12,766
Total assets ...............     43,898      35,704      36,270      25,505     14,896
Total long-term debt .......     26,054      24,711      24,650      12,655      6,370

----------
(1) Includes gain on land sale of $2.4 million in 1998 and insurance proceeds of $5 million in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with Selected Financial Data and the Company's consolidated financial statements appearing elsewhere in this document.

     The Company's revenue currently is derived from the rental of retail and office space, long-term ground lease of real property, sale of real property, and premium financing. In 1998, building space rental accounted for 61.0% of total revenue, ground lease payments accounted for 6.0%, sale of real property accounted for 30.6% and premium financing accounted for 2.4%. PFC was acquired by the Company on June 22, 1998, and accordingly only premium financing revenue subsequent to June 22, 1998 was included in the Company's consolidated financial statements. In 1997, building space rental generated 89% of total revenue and ground lease payments accounted for 11%.

     The wholly-owned subsidiaries, HELM, LRI, and PFC account for 100% of the Company's revenue. In 1998, HELM accounted for 61.7% of total revenue, LRI accounted for 35.9%, and PFC accounted for 2.4%. In 1997, HELM accounted for 90% of total revenue and LRI accounted for 10%.

     LRI is expected to account for a greater portion of real estate revenue in the future as it develops the approximately 415 acres of land zoned for residential use owned by the Company. In addition, LRI is currently planning the development of Market Square East Phase II and Longford Industrial Park. Both projects involve just the creation of infrastructure (roads, parking lots, utilities) to facilitate plot sales or long-term ground leases to commercial tenants.

     Revenues from HELM should increase following completion of Phase II construction at Lockhart Gardens Shopping Center and at Grand Galleria in 2000. Lockhart Gardens Shopping Center Phase II will make an additional 47,000 square feet of building space available for rental, and Grand Galleria Phase II will add 5,000 square feet in building space rental.

     The Company also expects revenue growth from the recently acquired companies. Guardian Insurance Company, Inc. and Heritage Insurance Company (Caribbean) Ltd. which were acquired on December 31, 1998, reported combined net revenues of $4.9 million in 1998. Since GIC and HIC were acquired on December 31, their assets and liabilities are reported on the Company's balance sheet, but no information for GIC or HIC is included in the Company's statement of operations for the year ended December 31, 1998. Revenues from PFC are expected to grow as PFC further develops the markets in St.Lucia, St. Vincent, and Grenada.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

     Total revenue for the years ended December 31, 1998 and 1997 was $8,021,048 and $5,106,780, respectively. The $2,914,628 or 57% increase in 1998 over 1997 resulted primarily from the gain on sale of land of approximately $2.4 million and an increase in tenant reimbursements due to the fact that the Company is now requiring such reimbursements in all new or renegotiated leases.

     For the years ended December 31, 1998 and 1997, total expenses were $8,518,241 and $7,250,697, respectively.

     Exclusive of interest costs, depreciation and amortization, and other non-recurring items, expenses were $4,122,230 and $3,354,270 for the years ended December 31, 1998 and 1997, respectively. The increase in expenses in 1998 was due primarily to increases in salaries and benefits ($451,910), property taxes ($177,283), other general and administrative expenses ($114,444), and bad debt expense ($90,942).

     Interest expense increased by $96,911 for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in interest expense was due to an additional $722,854 drawn on three separate lines of credit with financial institutions, and interest paid in the third and fourth quarters on additional bank financing for completed construction projects at Market Square East and Lockhart Mall.

     Depreciation and amortization decreased by $193,059 for 1998 compared to 1997. The decrease was primarily attributed to a capital lease that was fully amortized by November 1997.

     There were non-recurring expenses of $795,732 in 1998 for costs incurred with the initial public offering that was terminated on February 4, 1999, and $200,000 in 1997 for a payment made to Woolworth for termination of its lease at Lockhart Gardens Shopping Center at Lockhart Gardens Shopping Center. The increases due to the above-mentioned factors were partially off-set by a reduction in the prime rate of 75 basis points in 1998.

     As result of the foregoing, the Company had a net loss of $800,042 for the year ended December 31, 1998 compared to a net loss of $1,369,465 for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996


     Total revenue for the years ended December 31, 1997 and 1996 was $5,106,780 and $4,378,843, respectively. The $727,937 or 17% increase in 1997 over 1996 was due to a full year of revenue recorded in 1997 from three properties (Fort Mylner Shopping Center, Fort Mylner Commercial Center, and Orange Grove Shopping Center) that were acquired in June 1996; accordingly only six months of revenue from these properties were recorded in 1996.

     For the years ended December 31, 1997 and 1996, total expenses were $7,250,697 and $5,664,448, respectively.

     Exclusive of interest costs, depreciation and amortization, and other non-recurring items, expenses were $3,354,270 and $2,743,744, respectively. The increase in expenses in 1997 was due to (I) a full year of expenses in 1997 compared to only six months of expenses in 1996 from the three properties acquired in June 1996, and (ii) increases in the reserve for doubtful accounts, contracted security guard services, and pension and retirement benefits.

     Depreciation and amortization increased by $202,710 or 16% for the year ended December 31, 1997. The increase was due primarily to the three properties acquired and the $6.0 million investment in the reconstruction of Lockhart Gardens Shopping Center as a consequence of damage caused by Hurricane Marilyn in September, 1995.

     Interest expense increased by $573,013 or 34% in 1997 compared to 1996 due to (I) an $11.0 million increase in bank debt for the acquisition of the three properties in 1996 and additional reconstruction costs at Lockhart Gardens Shopping Center not covered by the insurance proceeds, (ii) increased borrowing under the Company's line of credit, and (iii) a 50 basis point increase in the prime rate in April, 1997, which resulted in a corresponding increase in the interest rate payable under the Company's bank debt.

     For the year ended December 31, 1997, the Company made a one-time payment to Woolworth Corp. of $200,000 to terminate their lease at Lockhart Gardens Shopping Center.

     As a result of the foregoing, the Company reported a net loss of $1,369,465 in 1997 compared to a net loss of $832,710 in 1996.

Cash Flow

     Net cash flow used in operating activities increased by $381,816 in 1998 compared to 1997. Net cash flow used in investing activities declined by $458,410 in 1998 primarily as a result of the proceeds from the sale of 3.6 acres of land to a land lessee in Sugar Estate Park. Net cash flows provided by financing activities increased by $1.1 million as a result of additional bank borrowing and cash transferred from the two insurance companies acquired on December 31, 1998.

     Net cash flow from operating activities declined by $4.9 million in 1997 compared to 1996. Cash flows from operating activities in 1996 were affected by $5.3 million in insurance proceeds collected by the Company. Net cash flow used in investing activities was $14.8 million more in 1996 as a result of the three properties acquired in 1996 and the reconstruction of the southern section of Lockhart Gardens Shopping Center. Net cash flow provided by financing activities was $10.8 million more in 1996 compared to 1997 as a result of the additional bank financing obtained to purchase three properties in 1996 and to fund additional construction costs at Lockhart Gardens Shopping Center not covered by insurance proceeds.

Liquidity and Capital Resources

     The principle sources of funding for development, acquisitions, expansion, and renovations have historically been construction loans, and intermediate and permanent debt financing. Proceeds from insurance companies have been utilized in the past three years to reconstruct operating properties impacted by Hurricane Marilyn. The majority of the borrowings are executed at the subsidiary level (HELM and LRI) with a parent company guarantee. The acquisition of GIC and HIC was effected through a combination of cash, seller financing in the short-term and shares of the Company's Class A Common Stock.

     On October 21, 1996, HELM entered into a Loan Agreement (the "Development Loan") with Banco Popular de Puerto Rico ("BPPR") to: (i) consolidate certain pre-existing development loans; (ii) refinance certain acquisition indebtedness;
(iii) reduce the Company's interest costs; and (iv) achieve level debt service payments. The parent company, Lockhart Caribbean Corporation, and HELM's subsidiaries have each fully and unconditionally guaranteed the Development Loan. Approximately $19.1 million of proceeds from the Development Loan were drawn down, primarily to retire the mortgages on certain operating properties, and such amount is secured by first-priority mortgages on Drakes Passage Shopping Mall, the Fort Mylner properties, the Grand Galleria, Lockhart Gardens Shopping Center and Orange Grove Shopping Center and a second-priority mortgage on Red Hook Plaza. The Company is obligated to make monthly principal and interest payments of approximately $163,500 with respect to the $19.1 million and expects to fund such payments with cash flow from operations. The interest on the Development Loan is at 0.5% above the prime lending rate or 8.25% as of December 31, 1998.

     The Development Loan also provides for a $1.0 million line of credit with an interest rate of 0.5% above the prime rate. As of December 31, 1998, the Company had $30,000 available under the line of credit, and the interest rate was 8.25%. The entire outstanding balance under the Development Loan is due and payable on April 1, 2000. However, BPPR has agreed, subject to certain conditions, including the absence of any material default by HELM and the Company under the Development Loan, to convert the balance into a fifteen year installment loan with covenants similar to those of the Development Loan.

     In February 1995, the Company acquired Red Hook Plaza for an aggregate purchase price of $5.8 million from an unaffiliated party. HELM financed this purchase with a $4.7 million first-priority mortgage payable to the seller (the "Red Hook Loan") and $1.1 million of bank financing. The Red Hook Loan bears interest at 8.75% per annum and matures in January 2004. The $1.1 million was refinanced in October 1996 with proceeds from the Development Loan.

     In June 1996, HELM acquired the Fort Mylner Commercial Center, the Fort Mylner Shopping Center and the Orange Grove Shopping Center for an aggregate purchase price of $10.1 million from an unaffiliated party. HELM financed the acquisition with a short-tern demand note which was refinanced in October 1996 with proceeds from the Development Loan.

     On March 31, 1998, the Company sold 3.68 acres of land in Sugar Estate Park to the ground lessee for $2.8 million. A portion of the proceeds was used to retire the Sugar Estate Park Loan, which had an outstanding balance of $720,000. The Company also used a portion of the proceeds to purchase all the outstanding common stock of PFC for $550,000. The balance of the proceeds from the land sale was used for renovations at the Drake's Passage Mall and working capital needs.

     On May  22,  1998,  the  Company  secured  two  construction  loans  from a financial institution. One loan for $1.8 million is being used for the construction of roads, a parking lot, underground utilities and other infrastructure at Market Square East, a commercial park offering ground leases for tenant-built commercial facilities. Market Square East is already home to a 36,000 square foot discount bulk-food retail store, and will soon have a multi-screen cinema under construction. The second construction loan for $577,000 was used for the conversion of 10,000 square feet on two floors in Lockhart Gardens Shopping Center into a mini-mall with a total of eight rental spaces. Both of these projects were under construction prior to the closing of the construction loans and were financed during that period by demand notes from the financial institution. The demand notes were retired from proceeds of the construction loans. At December 31, 1998, the Market Square East project was approximately 98% complete, and the mini-mall project was approximately 95% complete and 100% of the space had been leased.

     On December 31, 1998, the Company acquired two insurance companies, GIC and HIC for approximately $2.8 million. The purchase price consisted of $125,000 in cash, $1,125,000 in a short-term note payable to the seller, and approximately 185,000 shares of Class A Common Stock subject to mandatory redemption at $8.30 per share for a 180-day period commencing three years from the close of the transaction. The seller note was repaid from the proceeds of a line of credit negotiated with a financial institution.

     The Company expects to meet its short-term liquidity requirements with cash flow from operations. The Company expects cash flow to increase as a result of
(i) a reduction of net operating funds needed to service annual debt, (ii) the acquisition of PFC, GIC and HIC, and (iii) increased net rentable space from the reconstruction and renovation of Lockhart Gardens Shopping Center and Grand Galleria and (iv) continued pass through of certain reimbursable expenses to tenants. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its liquidity needs for the foreseeable future, including capital maintenance expenditures.

     The Company expects to meet certain long-term liquidity requirements, such as acquisitions, scheduled debt maturities, renovations, expansions , commercial and residential development ventures, and other non-recurring major capital improvements, through long-term secured or unsecured debt and the issuance of equity securities.

Recent Developments

     On January 19, 1999, The Company repaid a $200,000 line of credit that was extended by a financial institution for PFC-EC's expansion into the Eastern Caribbean.

     On February 4, 1999, Lockhart officially terminated its initial public offering..

     On February 12, 1999, Lockhart signed a stock purchase agreement to purchase 91% of the outstanding shares of common stock of EPO Capital and Keylink Transmedia, Inc. for $400,000 plus 25,000 shares of Class A Common Stock. EPO Capital, a licensed broker/dealer and member of the National Association of Securities Dealers, was established in 1996 to conduct electronic public offerings. Keylink Transmedia, Inc. designs and develops customized websites.

     On March 1, 1999, the Company signed an agreement with an insurance company against which the Company filed a claim in the Territorial Court of the Virgin Islands as a third party beneficiary under the terms of a policy insuring a building occupied by a tenant at Lockhart Gardens Shopping Center that was destroyed by Hurricane Marilyn in September 1995. Under the terms of the agreement, an amount of $2,010,000 was deposited into an escrow account for the sole purpose of replacing the building. Also, the Company was paid $690,000 representing interest on the insurance proceeds as permitted by the laws of the U.S.Virgin Islands. On March 4, 1999, the Company also signed an agreement with the tenant of the building under which the tenant agreed to pay the Company $35,000 and to surrender its interest in the lease. (See Item 3)

     On March 12, 1999 and March 30, 1999, the Company sold two parcels of land to land lessees in Sugar Estate Park an aggregate sales price of $1,020,000.

     On March 18, the Company signed a commitment letter for a loan of $6.5 million at 7.85% interest to be secured by Drake's Passage. The proceeds will be used to retire approximately $4.3 million in bank debt currently being amortized at 9.25% per annum and repay a bank line of credit for $1,350,000.

Forward Looking Statements

     Management=s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Prospectus contain forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein.

YEAR 2000

     The Company has made an assessment of its computer hardware and software environment for the year 2000 ("Y2K") compliance.

REAL ESTATE

     Most of the computers are new and, therefore, already Y2K compliant or upgradeable to be Y2K compliant. Three computers could not be upgraded and were replaced. Installation of the new machines as well as the final upgrade of existing machines, was completed by January 1999.

     The Company replaced its word processing software with a program that is already Y2K compliant. With the exception of one module (property management), the accounting software package was recently upgraded to Y2K versions. The property management Y2K upgrade will be released by the vendor by the second quarter of 1999. All machines have been upgraded from Windows 3.1 to Windows 98. All other applications and operating system programs are Y2K compliant.

     The total cost to the Company of implementing the above changes is projected to be approximately $20,000.

PFC

     All software and hardware of PFC have already been updated to Y2K compliance.

GIC and HIC

     GIC and HIC use a software for its underwriting and claims operations that was customized for the companies. This software is a database that uses a variety of source codes, mainly Clipper and Fox Pro. This software is not Year 2000 compliant. HIC and GIC embarked on a project during January 1998 to completely update these applications. For this purpose a System Analyst was employed full time to design, develop and integrate the new applications in a time frame of 18 months. It was also decided to consider purchasing an application for claims processing. The vendor selected is Orca Software Solutions and the software is Claimen. The current plan is to acquire the Claimen software and concentrate all developing efforts in the underwriting application. The estimated cost of Claimen is approximately $33,000 including testing and implementation. The underwriting application is about 50% completed for the PAP (Personal Auto Policy) module. The cost incurred to date is approximately $28,000

(including the salary of the System Analyst). It is estimated that remaining modules will be finished, tested and in production progressively during 1999. The estimated cost to complete the underwriting application is $75,000 (basically the salaries of the Systems Analyst).

     All hardware stations are relatively new, and there is no Y2K exposure.

     The previous discussion notwithstanding, there can be no assurance that the Comapny will not experience any difficulty or problems in the Year 2000.

                 LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                               Page
                                                                            ----
Financial Statements:

  Report of Independent Accountants........................................  20
  Consolidated Financial Statements........................................  21
  Consolidated Balance Sheet as of December 31, 1998 and 1997..............  21
  Consolidated Statement of Operations for the years ended
    December 31, 1998, 1997 and 1996.......................................  22
  Consolidated Statement of Changes in Stockholders' Equity for the
    years ended December 31, 1998, 1997 and 1996...........................  23
  Consolidated Statement of Cash Flows for the years ended
    December 31,1998, 1997 and 1996........................................  24
  Notes to Consolidated Financial Statements...............................  25

Financial Statement Schedule:
Schedule I - Real Estate and Accumulated Depreciation as of
  December 31, 1998 and 1997...............................................  43


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

LOCKHART CARIBBEAN CORPORATION
Consolidated Financial Statements and
Report of Independent Accountants

For Inclusion in Form 10-K Annual Report
Filed with Securities and Exchange Commission

                        Report of Independent Accountants


To the Board of Directors
and Stockholders of
Lockhart Caribbean Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position Lockhart Caribbean Corporation and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico

February 5, 1999, except as to Notes 17 and 18, which are as of February 12 and March 4, 1999, respectively

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2001
Stamp 1537591 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                          1998          1997
                                                      -----------   -----------
                       Assets

Operating property:
  Land and improvements ............................  $11,250,875   $10,146,068
  Buildings and improvements .......................   25,275,799    25,155,646
  Equipment ........................................    1,215,515       468,369
  Prepaid lease ....................................           --     1,460,657
  Construction-in-progress .........................    1,217,521       798,166
                                                      -----------   -----------
Total operating property ...........................   38,959,710    38,028,906

Accumulated depreciation and amortization ..........   (5,005,554)   (5,146,943)
                                                      -----------   -----------
                                                       33,954,156    32,881,963
                                                      -----------   -----------
Cash and cash equivalents, including $682,725
  restricted in 1998 ...............................    1,047,840       376,930
Short-term investments, including $415,892
  restricted in 1998 ...............................    1,095,357            --
Securities available for sale, at market value .....      571,546            --
Accounts receivable, net ...........................    1,999,821       771,992
Prepaid expenses ...................................      445,583       353,975
Deferred financing costs, net ......................      220,743       354,507
Investment in real estate ..........................    2,250,000            --
Other assets .......................................    1,810,829       964,213
Land held for sale .................................      192,826            --
Goodwill ...........................................      309,609            --
                                                      -----------   -----------
                                                        9,944,154     2,821,617
                                                      -----------   -----------
Total assets .......................................  $43,898,310   $35,703,580
                                                      ===========   ===========

        Liabilities and Stockholders' Equity

Liabilities:
  Notes payable ....................................  $28,247,695   $25,953,806
  Loan payable to related parties ..................    1,488,768            --
  Property taxes payable ...........................      521,501       844,460
  Tenant security deposits .........................      484,917       388,902
  Unearned premiums ................................    1,886,851            --
  Unpaid losses and loss adjustment expenses .......    1,544,116            --
  Accounts payable and accrued expenses ............    1,145,700       927,498
  Deferred revenue .................................      166,667       200,000
  Deferred income taxes ............................      986,614       648,892
                                                      -----------   -----------
Total liabilities ..................................   36,472,829    28,963,558
                                                      -----------   -----------
Mandatorily redeemable securities at
  redemption value .................................    1,534,930            --
                                                      -----------   -----------
Commitments and contingencies (Note 14)
                                                      -----------   -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; none issued
  Class A common stock, $0.1 par value,
    40,000,000 shares authorized; 50,150 shares
    issued and outstanding (1997 - 6,560) ..........          502            66
  Class B common stock, $.01 par value,
    9,000,000 shares authorized ; 8,663,867
    shares issued and outstanding (1997 - 8,663,867)       86,639        86,639
  Additional paid-in capital .......................    7,059,893     6,776,994
  Deficit ..........................................   (1,256,483)     (123,677)
                                                      -----------   -----------
Total stockholders' equity .........................    5,890,551     6,740,022
                                                      -----------   -----------
Total liabilities and stockholders' equity .........  $43,898,310   $35,703,580
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                          1998           1997           1996
                                      -----------    -----------    -----------
Revenue:
  Rental income ...................   $ 4,394,451    $ 4,465,945    $ 3,385,002
  Tenant expense reimbursements ...       816,463        476,769        248,898
  Other operating income ..........       169,891        164,066        582,833
  Interest and service income .....       188,772             --             --
  Gain on disposal of property ....     2,451,831             --         86,440
  Insurance proceeds ..............            --             --         75,670
                                      -----------    -----------    -----------
                                        8,021,408      5,106,780      4,378,843
                                      -----------    -----------    -----------
Expenses:
  Operating and maintenance .......       344,688        299,098        243,817
  Salaries and employee benefits ..     1,668,336      1,216,426      1,021,097
  Utilities .......................       301,006        290,062        162,418
  Insurance .......................       450,421        538,194        454,670
  Other taxes .....................       754,708        577,425        475,836
  Professional fees ...............       171,589        206,969        203,157
  Other general and administrative        250,326        135,882        150,949
  Depreciation and amortization ...     1,254,425      1,447,484      1,244,774
  Bad debt expense ................       181,156         90,214         31,800
  Interest expense ................     2,345,854      2,248,943      1,675,930
  Lease termination costs .........            --        200,000             --
  IPO expenses ....................       795,732             --             --
                                      -----------    -----------    -----------
                                        8,518,241      7,250,697      5,664,448
                                      -----------    -----------    -----------
Loss before income taxes ..........      (496,833)    (2,143,917)    (1,285,605)
                                      -----------    -----------    -----------
Income taxes:
  Current .........................            --             --         (1,295)
  Deferred ........................      (303,209)       774,452        454,190
                                      -----------    -----------    -----------
                                         (303,209)       774,452        452,895
                                      -----------    -----------    -----------
Net loss ..........................   $  (800,042)   $(1,369,465)   $  (832,710)
                                      ===========    ===========    ===========
Basic earnings per share:
  Class A .........................   $      (.13)   $      (.20)            --
  Class B .........................          (.17)          (.24)   $      (.17)


   The accompanying notes are an integral part of these financial statements.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                Common Stock                                    Additional     Retained
                                   Class A                Class B                 Paid-In      Earnings
                                 # of shares   Amount   # of shares    Amount     Capital     (Deficit)       Total
                                ------------   ------   -----------   -------   ----------   -----------   -----------
Balance at December 31, 1995 ..        --         --     8,525,543    $85,255   $6,501,909   $ 2,741,692   $ 9,328,856

Issuance of common stock ......        --         --        96,612        967      167,470            --       168,437

Net loss ......................        --         --            --         --           --      (832,710)     (832,710)

Cash dividends ................        --         --            --         --           --      (330,613)     (330,613)
                                   ------       ----     ---------    -------   ----------   -----------   -----------
Balance at December 31, 1996 ..        --       $ --     8,622,155    $86,222   $6,669,379   $ 1,578,369   $ 8,333,970

Issuance of common stock ......     6,560         66        41,712        417      107,615            --       108,098

Net loss ......................        --         --            --         --           --    (1,369,465)   (1,369,465)

Cash dividends ................        --         --            --         --           --      (332,581)     (332,581)
                                   ------       ----     ---------    -------   ----------   -----------   -----------
Balance at December 31, 1997 ..     6,560       $ 66     8,663,867    $86,639   $6,776,994   $  (123,677)  $ 6,740,022

Issuance of common stock ......    43,590        436            --         --      282,899            --       283,335

Net loss ......................        --         --            --         --           --      (800,042)     (800,042)

Cash dividends ................        --         --            --         --           --      (332,764)     (332,764)
                                   ------       ----     ---------    -------   ----------   -----------   -----------
Balance at December 31, 1998 ..    50,150       $502     8,663,867    $86,639   $7,059,893   $(1,256,483)  $ 5,890,551
                                   ======       ====     =========    =======   ==========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


                                                             1998           1997           1996
                                                         -----------    -----------    ------------
Cash flows from operating activities:
Net loss .............................................   $  (800,042)   $(1,369,465)   $   (832,710)
                                                         -----------    -----------    ------------
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization ....................     1,254,425      1,447,484       1,244,774
    Amortization of deferred revenue .................        33,333             --              --
    Amortization of IPO expenses .....................       687,732             --              --
    Deferred income taxes (benefit) expense ..........       303,209       (774,452)       (454,190)
    Gain on disposal of operating property ...........    (2,451,831)            --         (86,440)
    Bad debt expense .................................       181,156         90,214          31,800
    Changes in operating assets and liabilities,
      net of effects of net assets acquired:
        Accounts receivable ..........................       (94,299)      (108,433)      5,299,627
        Prepaid expenses .............................        60,939        (28,096)        (75,781)
        Other assets .................................      (125,909)      (642,456)     (1,179,207)
        Tenant security deposits .....................        96,015         74,867          88,398
        Accounts payable and accrued expenses ........      (153,985)       516,938         242,007
        Deferred revenue .............................            --        200,000              --
        Income tax payable ...........................        34,042             --              --
                                                         -----------    -----------    ------------
        Total adjustments ............................      (175,173)       776,066       5,110,988
                                                         -----------    -----------    ------------
Net cash (used in) provided by operating activities ..      (975,215)      (593,399)      4,278,278
                                                         -----------    -----------    ------------
Cash flows from investing activities:
  Acquisition of operating property ..................    (2,324,256)      (745,666)    (15,666,539)
  Proceeds on sale of property .......................     2,800,000             --          80,405
  Acquisition of subsidiaries ........................      (763,000)            --              --
                                                         -----------    -----------    ------------
  Net cash used in investing activities ..............      (287,256)      (745,666)    (15,586,134)
                                                         -----------    -----------    ------------
Cash flows from financing activities:
  Principal payments on notes payable ................    (1,820,418)      (293,208)    (18,030,008)
  Proceeds from issuance of notes payable ............     3,371,529      1,303,523      29,800,000
  Proceeds from issuance of common stock .............            --        126,134         256,513
  Repurchase of common stock .........................            --        (18,036)        (88,076)
  Cash dividends .....................................      (332,764)      (332,581)       (330,613)
  Cash transferred upon acquisition of subsidiaries ..       715,034             --              --
                                                         -----------    -----------    ------------

Net cash provided by financing activities ............     1,933,381        785,832      11,607,816
                                                         -----------    -----------    ------------

Net increase (decrease) in cash and cash equivalents .       670,910       (553,233)        299,960

Cash and cash equivalents at beginning of year .......       376,930        930,163         630,203
                                                         -----------    -----------    ------------
Cash and cash equivalents at end of year .............   $ 1,047,840    $   376,930    $    930,163
                                                         ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.   Reporting Entity

     The consolidated financial statements include the accounts of Lockhart Caribbean Corporation (LCC or the Company) and its wholly-owned subsidiaries H.E. Lockhart Management, Inc. (HELM), Lockhart Realty, Inc.
     (LRI), Premium Finance Company (Caribbean) Limited (PFC), Guardian Insurance Company, Inc. (Guardian) and Heritage Insurance Company (Caribbean) Limited (Heritage), Lockhart Caribbean Finance Corporation
     (LCFC), Lockhart Housing Development, Inc. (LHD), Lockhart Caribbean Insurance Corporation (LI) and Lockhart Internet Services Corp. (LIS). LCC is organized as a United States Virgin Islands corporation engaged in owning, developing and leasing commercial and residential real estate. LCC leases developed land, and retail and office space to customers primarily under long-term leases. Significant intercompany accounts and transactions have been eliminated in consolidation. Since the acquisition of Guardian, Heritage and PFC, the Company began to operate in the insurance industry. Guardian is primarily engaged in the automobile and liability insurance in the U.S. Virgin Islands; Heritage is a property and casualty insurer authorized to issue insurance policies risks located in the British Virgin Islands; PFC's primary activity is to acquire premium finance agreements with insured parties in the U.S. Virgin Islands, British Virgin Islands, Anguila, St. Maarten, Antigua, St. Vicent, Grenada and St. Lucia. LCFC, LHD, LI and LIS are inactive and have no assets or liabilities.

     On July 5, 1997, the  shareholders of The Lockhart  Companies  Incorporated
     (LCI) voted to restructure and recapitalize the Company and to offer common stock to the public in an initial public offering (IPO) to be registered with the U.S. Securities and Exchange Commission (SEC). In connection with the restructuring and recapitalization, LCI changed its name to Lockhart Caribbean Corporation on August 22, 1997. On the same date, the shareholders of LCI exchanged each of their shares for 9.7 shares of Class B common stock of LCC. The transaction was accounted for in a manner similar to a pooling-of-interests and, accordingly, the financial statements as of and for the year ended December 31, 1996 were restated to give retroactive recognition to this transaction. On February 4, 1998, LCC's registration statement was declared effective by the SEC and certain state regulatory authorities. The Company started conducting its IPO primarily over the World Wide Web. IPO expenses, consisting primarily of legal fees, amounting to approximately $687,000 were capitalized at December 31, 1997. On February 4, 1999, the Company officially terminated its IPO. Approximately $795,000 of IPO expenses were charged to operations during the year ended December 31, 1998.

     On June 22, 1998, the Company purchased all of the outstanding common stock of PFC and its wholly-owned subsidiary, Premium Finance Company (E.C.), Ltd. (PFC-EC) for $582,000, including transaction costs. The transaction was accounted for under the purchase method of accounting. As a result of this transaction, goodwill of approximately $192,000 was recorded and the statement of operations of the Company for the year ended December 31, 1998 includes the operations of PFC since June 22, 1998.

     On December 31, 1998, the Company purchased all of the outstanding common stock of Guardian and Heritage.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The acquisition cost amounted to approximately $2,841,000 as follows:


     Cash paid ................................................  $  125,000
     Note payable to seller, bearing interest at prime
       and paid subsequent to December 31, 1998 ...............   1,125,000
     Class A common stock issued (184,931 shares
       valued at $6.50 per share but subject to mandatory
       redemption at $8.30 per share for a 180-day period
       commencing three years from December 31, 1998) .........   1,535,000
     Transaction costs ........................................      56,000
                                                                 ----------
                                                                 $2,841,000
                                                                 ==========

     The transaction was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets and liabilities acquired was allocated to goodwill for approximately $117,000. The statement of operations of the Company for the year ended December 31, 1998 does not include the operations of Guardian and Heritage.

     The purchase agreement of Guardian and Heritage provides for various contingent considerations including the following:

     o Seller will receive additional shares equal to 1.5 times the amount of the tax benefit resulting from offsetting future Guardian's net income against certain net loss carryforwards that Guardian has accumulated.

     o Seller will receive additional shares equal to 1.5 times the difference between the actual insurance payment made and the insurance reserve amount established for certain insurance claims outstanding at the date of the purchase transaction if such payments are less than the amount of the reserve.

     The additional shares will be issued by LCC on the same basis as the original shares issued for the original purchase price (at $6.50 per share with the $8.30 redemption clause). The aggregate maximum amount that the seller will be entitled to under above contingency clauses is limited to $1,839,927. The value of any additional shares issued will be treated as an increase in the purchase price, added to goodwill and amortized over its remaining life.

     The purchase agreement also provides for certain contingent adjustments for two legal actions outstanding at the date of the purchase.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition of Guardian and Heritage had occurred as of January 1:

                                                         1998         1997
                                                       -------      -------
     Revenues ......................................   $12,889      $10,749
                                                       =======      =======
     Net loss ......................................   $ ( 890)     $  (528)
                                                       =======      =======
     Basic EPS:
       Class A .....................................   $  (.14)     $  (.10)
       Class B .....................................   $  (.18)     $  (.14)

     PFC amounts are not significant. The pro-forma results do not necessarily represent results which could have occurred if the acquisition had taken place at January 1, 1998.

2.   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following summarizes the more significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

     Operating Property

     Operating property is stated at cost. Depreciation of operating property is provided using the straight-line method for financial reporting purposes and the modified accelerated cost recovery system for income tax purposes over their estimated useful lives, which range from 5 to 31.5 years. Expenditures for maintenance and general repairs are charged to expense as incurred, whereas major improvements are capitalized. Interest is capitalized as a component of the cost of operating property constructed.

     Construction-in-Progress

     Construction-in-progress consists primarily of costs (including applicable property taxes and interest) incurred relating to certain renovation and rebuilding projects. These costs are included in depreciable operating property when the projects are completed.

     Investment in Real Estate

     Represents a parcel of land acquired in the acquisition of Guardian.

     Land Held for Sale

     Land held for sale is stated at the lower of cost or fair value less estimated cost to sell.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Securities Available-for-Sale

     Securities that are held neither for trading or to maturity are presented as securities available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, in a separate component of stockholders' equity.

     Short-term investments

     Short-term investments represent certificate of deposits whose maturities, at the time of acquisition are one year or less.

     Allowance for Doubtful Accounts

     Allowance for doubtful accounts provides for estimated losses on accounts receivable. The allowance is established based upon a review of the individual accounts, loss experience, economic conditions and other pertinent factors. Account losses are charged and recoveries are credited to the allowance for doubtful accounts.

     Goodwill

     Consists of the excess of the purchase price over the fair value of net assets acquired from Guardian, Heritage and PFC. It will be amortized over its estimated useful life of fifteen years commencing January 1, 1999.

     Deferred Policy Acquisition Costs

     Policy acquisition costs related to unearned premiums, which principally consist of commissions, premium tax, underwriting salaries, and service fees paid to agents, are deferred and amortized in proportion to premium revenue recognized. Deferred acquisition costs are reviewed periodically to assure their recoverability. The recoverability of the deferral is calculated without considering investment income.

     Deferred Financing Costs

     Deferred financing costs represent costs incurred related to the issuance of debt and are amortized over the term of the related debt. At December 31, 1998 accumulated amortization was $337,007 (1997 - $153,682).

     Unearned Premiums

     The portion of premiums written by Guardian and Heritage that apply to the unexpired terms of insurance contracts in force are accounted for as unearned premiums and amortized under the daily pro-rata method over the period of insurance coverage.

     Unpaid Losses and Loss Adjustment Expenses

     Guardian's and Heritage's liabilities for unpaid losses and loss adjustment expenses are estimates of future payments to be made on reported losses and related loss adjustment expenses, and estimates of losses incurred but not reported. No estimated amounts of salvage and subrogation on unpaid reported losses are deducted from the liability for unpaid losses since such amounts are not anticipated.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The estimates for unpaid losses and loss adjustment expenses for reported losses are based on case estimates, including an amount for claim adjustment expenses. Such estimates require reliance on available data that reflects past experience, current trends and other information, and the exercise of informed judgment. The process by which such estimates are made are subject to uncertainties that are normal, recurring and inherent in the property and casualty business. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously was not considered sufficient for use in determining reserves, changes in the Company's ultimate liabilities may be required.

     Reinsurance

     Guardian and Heritage originate insurance policies and cede a portion of originated risks to reinsurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses, although ceded insurance does not relieve the originating insurer of its contingent liability. Risks ceded are treated as risks for which the Company is not liable; however, the Company would be liable for such risks if a reinsurer fails to meet its obligation under existing contractual agreements.

     Contingent Commissions

     Heritage primary insurance activity involves covering risks in the British Virgin Islands through various insurance agents under various contracts. Some of these contracts provide for contingent commissions based on premium production and other provisions. The contingent commission payable is recognized when determinable in accordance with the terms of the related contracts. No such commission payable has been recognized at December 31, 1998.

     Revenue Recognition

     Rental income is recognized in equal monthly installments over the lives of the leases.

     Revenue from land sales is recognized at the time of closing. The related profit is recognized in full when collectibility of the sales price is reasonably assured and the earnings process is substantially complete.

     Deferred Revenue

     Amounts received from lessees for lease acquisitions are deferred and amortized over the term of the lease on the straight-line method.

     Lease Termination Costs

     Lease termination costs are charged to operations as incurred.

     Foreign Currency

     A subsidiary of PFC (PFC-EC) operates in the Eastern Caribbean where the currency is not the U.S. dollar. The financial statements of PFC-EC were converted from East Caribbean currency (EC$) to U.S. dollar using an exchange rate of 2.69 to the U.S. dollar. Any fluctuation in this exchange rate would result in an adjustment to the stockholders' equity. The EC$ is a very stable currency that is pegged to the U.S. dollar and has been trading at the above rate over the past ten years.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Accounting for Impairment of Long-lived Assets

     The Company continually evaluates its long-lived assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods. The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

     Income Taxes

     In accounting for income taxes the Company uses an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management's evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all the deferred tax asset will not be realized.

     Statement of Cash Flows

     Cash and cash equivalents include cash, money market accounts and highly liquid investments with an original maturity of three months or less.

     Earnings per Share

     Basic net income per share has been determined by using the two-class method. The two-class method is an earning allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for each class of common stock. The remaining earnings are allocated to each class of common stock to the extent that each stock may share in earnings as if all earnings for the period had been distributed. The total earnings allocated to each stock is divided by the weighted average number of outstanding shares of the stock to which the earnings are allocated.

     The weighted-average number of shares of common stock used for computing the basic earnings per share was as follows:

                                           1998         1997         1996
                                        ---------    ---------    ---------
     Basic:
       Class A common stock ..........     26,587          766           --
       Class B common stock ..........  8,663,867    8,640,874    8,561,452

     Fair Values of Financial Instruments

     The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: the carrying amounts are reasonable estimates of fair value due to the short period to maturity.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Securities available for sale: valued at quoted market prices obtained from independent pricing services.

     Accounts receivable, accrued expenses and accounts payable: the carrying amounts are reasonable estimates of fair value due to payment terms and current interest rates.

     Notes and loans payable: the carrying amounts are reasonable estimates of fair value due to the periodic repricing of the interest rates.

     Unpaid losses and loss adjustment expense: the carrying amounts are reasonable estimate of fair value due to recent acquisition.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. This statement is effective January 1, 2000. Management believes the adoption of the statement will not have an impact on the financial statements since the Company does not engage in derivative activities.

     Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

3.   Regulatory Matters

     Guardian and Heritage are subject to certain regulatory requirements.

     Guardian

     To comply with the regulations of the Insurance Commissioner, Guardian maintains a depository agreement with the Insurance Commissioner whereby $500,000 in certificates of deposit is held in lieu of a surety bond. At December 31, 1998, Guardian had $582,725 deposited on behalf of the Insurance Commissioner. These certificates of deposit are shown as short-term investments in the accompanying financial statements.

     The Virgin Islands Insurance Code requires property and casualty insurance companies to maintain a minimum of $450,000 in capital, and stipulates certain restrictions on the amount of dividends which can be paid. In addition, the Insurance Commissioner customarily, in accordance with NAIC rules, requires a maximum ratio of net written premiums to capital and surplus of 3:1. At December 31, 1998, Guardian's ratio of net written premiums to statutory surplus was 2.6:1. The current ratio may indicate that future operations may be curtailed by the Insurance Commissioner unless additional capital is obtained.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     At December 31, 1998, Guardian is required to comply with the NAIC's risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards will be used by regulators to set in motion appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition. At December 31, 1998 Guardian was in compliance with the RBC requirements.

     Heritage

     At December 31, 1998, Heritage maintains under custody with its investment broker cash of $415,892. The use of this broker account is restricted by the Commissioner of Insurance of the British Virgin Islands. The Act states that a person who at the date the Act came into force was carrying on insurance business of any kind in or from within the Territory, shall within three months after the Act came into force comply with the provisions of the Act. In order to control the quality and yield of its investment portfolio, Heritage maintains its investment portfolio with a U.S. Investment brokerage firm. Management believes no such brokerage firm exists within the territory at the present time.

     In addition, the Superintendent of Insurance of the Turks and Caicos Islands requires Heritage to maintain a deposit of $100,000. Heritage complied with this requirement by maintaining, under the custody of a commercial bank, certificates of deposit of approximately $113,400.

     The Insurance Commissioner of the British Virgin Islands has requested Heritage to maintain a minimum capital of $250,000. As of December 31, 1998 the Company was in compliance with this requirement.

4.   Securities Available-For-Sale

     Securities available-for-sale were acquired as part of the acquisition of Guardian and Heritage and, therefore, are stated at market. These consist of:

     Callable U.S. Municipal Bonds
       (due after 10 years) ....................................   $269,425

     Federal National Mortgage
       Association (due February 2003) .........................    150,099

     Federal National Mortgage
       Association (due March 2008) ............................    152,022
                                                                   --------
                                                                   $571,546
                                                                   ========

     Expected maturities on debt securities available-for-sale may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

5.   Accounts Receivable

     At December 31, accounts receivable consist of:

                                                        1998         1997
                                                     ----------    --------
     Tenant accounts receivable ...................  $  756,920    $671,846
     Finance receivables ..........................     867,474          --
     Reinsurance recoverable on unpaid losses
       and loss adjustment expense ................     255,249          --
     Note receivable - PFC ........................          --      78,187
     Shareholders .................................     100,404     101,193
     Other ........................................     388,944     108,780
                                                     ----------    --------
                                                      2,368,991     960,006
     Less allowance for doubtful accounts .........     369,170     188,014
                                                     ----------    --------
                                                     $1,999,821    $771,992
                                                     ==========    ========

     Finance receivables represent amounts due from customers whose insurance premiums were financed by PFC and consist of the following:

     Consumer ...................................................  $704,517
     Commercial .................................................   214,205
                                                                   --------
                                                                    918,722
     Less - Unearned interest ...................................   (21,248)

     Provision for recoveries from insurance
       policies cancelled .......................................   (30,000)
                                                                   --------
                                                                   $867,474
                                                                   ========

     Changes in the allowance for doubtful accounts were as follows:

                                              1998        1997        1996
                                            --------    --------    -------
     Balance at beginning of year ........  $188,014    $ 97,800    $66,000
     Bad debt expense ....................   181,156      90,214     31,800
                                            --------    --------    -------
     Balance at end of year ..............  $369,170    $188,014    $97,800
                                            ========    ========    =======

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

6.   Other Assets

     At December 31, other assets consist of:

                                                        1998         1997
                                                     ----------    --------
     Income tax refund claim ......................  $  925,970          --
     Deferred IPO costs ...........................          --    $687,733
     Deferred policy acquisition costs ............     492,153          --
     Other ........................................     392,706     276,480
                                                     ----------    --------
                                                     $1,810,829    $964,213
                                                     ==========    ========

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

7.   Notes Payable

     At December 31, notes payable consist of:

                                                              December 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------
     First and second mortgage note payable to
     a financial institution at prime plus .5%
     (8.25% and 9.00% at December 31, 1998 and
     1997, respectively). ...........................  $14,254,777   $14,472,438

     First mortgage note payable to a financial
     institution at prime plus .5% (8.25% and 9.00%
     at December 31, 1998 and 1997, respectively). ..    4,393,596     4,460,683

     First mortgage note payable to a financial
     institution at prime plus 1.5% (10.00% at
     December 31, 1997). ............................           --       737,723

     First mortgage note payable to seller at 8.75%.     4,596,089     4,635,737

     Promissory note payable to a financial
     institution under a non-revolving line of
     credit at prime plus .5% (8.25% and 9.00% at
     December 31, 1998 and 1997, respectively). .....      970,000       746,000

     First mortgage note payable to a financial
     institution at prime plus .5% (8.25% at
     December 31, 1998). ............................    1,767,499            --

     First mortgage note payable to a financial
     institution at prime plus .5% (8.25% at
     December 31, 1998). ............................      577,000            --

     Amount due under a revolving line of credit
     payable to a financial institution at prime
     plus 1.5% (9.25% at December 31, 1998) .........      155,131            --

     Note payable to a financial institution at
     8.75%, guaranteed by certain stockholders ......      600,000            --

     Demand note payable to a financial institution
     at .5% over prime rate (8.25% at December 31,
     1998) ..........................................      125,000            --

     Amount payable to a bank under a line of credit
     of $950,000 and a bank overdraft facility of
     $50,000 at prime plus 2% (9.75% at December 31,
     1998) ..........................................      518,177            --

     Amount payable to a bank under a line of credit
     of $200,000 at prime plus 1.5% (9.25% at
     December 31, 1998) .............................      200,000            --

     Demand notes payable to a financial institution
     at prime plus .5% (9.00% at December 31, 1997).            --       500,000

     Other ..........................................       90,426       401,225
                                                       -----------   -----------
                                                       $28,247,695   $25,953,806
                                                       ===========   ===========

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The first and second mortgage note payable to a financial institution with an outstanding balance of $14,254,777 at December 31, 1998, is payable in monthly installments of principal and interest of $125,032. A final balloon payment of $14.1 million is due when the note matures in April 2000.
     However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%.

     The first mortgage note payable to a financial institution with an outstanding balance of $4,393,596 at December 31, 1998, is payable in monthly installments of principal and interest of $38,537. A final balloon payment of approximately $4.3 million is payable when the note matures on April 1, 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%.

     The first mortgage note payable with an outstanding balance of $4,596,086 at December 31, 1998 is payable in monthly installments of principal and interest of $36,975. A final installment comprised of the principal amount then outstanding together with any unpaid interest is payable when the note matures in January 2004. The note is secured by a first priority mortgage on properties at the Red Hook Plaza Shopping Center, a conditional assignment of leases and rents, and a guarantee of the Lockhart Caribbean Corporation up to a maximum amount of $750,000.

     The promissory note payable to a financial institution under a non-revolving line of credit is due in April, 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on such date to a term loan payable in 15 years and bearing interest at prime plus .5%.

     The mortgage note payable to a financial institution with an outstanding balance of $1,767,499 at December 31, 1999, has principal payments due in 1999 of $33,911 and of $1,733,588 in 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%.

     The mortgage note payable to a financial  institution  with an  outstanding balance of $577,000 at December 31, 1998, is payable in monthly installments of principal and interest of $5,142 commencing in January 1999. A final installment comprised of the principal amount then outstanding together with any unpaid interest is payable when the loan matures in April 2000. However, if there are no events of default, the financial institution has agreed to convert the balance outstanding on April 1, 2000 to a term loan payable in 15 years and bearing interest at prime plus .5%.

     The amount of $155,131 is due under a $336,000 revolving line of credit payable in monthly installments of $37,333.

     Under the various loan agreements, the Company must comply with several covenants and restrictions which include, among others, limitation on the dividends declared or paid by certain subsidiaries to a maximum of $860,000 per year, limitation on capital expenditures and other conditions. At December 31, 1998, the Company was in compliance with these covenants and restrictions.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Aggregate principal payments of notes payable for the five years subsequent to December 31, 1998, are as follows:

          1999 ..........................................  $ 2,193,625
          2000 ..........................................   21,534,611
          2001 ..........................................       65,063
          2002 ..........................................       56,407
          2003 ..........................................       61,295
          Thereafter ....................................    4,336,694
                                                           -----------
                                                           $28,247,695
                                                           ===========

     On January 29, 1999, the Company issued two first mortgage notes payable to a financial institution of $100,000 and $1,250,000, respectively, bearing interest at 1.0% over prime. The notes are payable in monthly interest only payments commencing February 1, 1999 through July 1, 1999. A final balloon is due when the notes mature on July 30, 1999. The notes are collateralized by a first priority mortgage on operating properties plus an assignment of Sale Proceeds of a Purchase and Sale Agreement of properties in the amount of $1,200,000.

8.   Income Taxes

     The Company files a consolidated income tax return. At December 31, the net deferred income tax asset (liability) consist of:

                                                          1998          1997
                                                      -----------   -----------
     Deferred tax assets resulting from:
       Net operating loss carry-forward ............  $ 1,959,746   $ 1,248,803
       Depreciation ................................      203,176       701,882
       Provision for doubtful accounts receivable ..      115,413        82,601
       Contributions carry-forward .................       45,483        31,307
       Deferred revenue ............................           --        74,800
       Unearned premium ............................      127,064            --
       AMT Credit ..................................       45,536            --
       Valuation allowance .........................     (529,162)           --
                                                      -----------   -----------
                                                        1,967,256     2,139,393
                                                      -----------   -----------
     Deferred tax liabilities resulting from:
       Basis of operating property .................   (2,788,285)   (2,788,285)
       Deferred policy acquisition costs ...........     (165,585)           --
                                                      -----------   -----------
                                                       (2,953,870)   (2,788,285)
                                                      -----------   -----------
     Net deferred tax liability ....................  $  (986,614)  $  (648,892)
                                                      ===========   ===========

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     At December 31, 1998, the Company has operating loss carryforwards available to offset future taxable income expiring as follows:

          Year                                                Amount
          ----                                              ----------
          2010 ..........................................   $  668,000
          2011 ..........................................    1,145,000
          2017 ..........................................    1,937,000
          2018 ..........................................       76,000

     The differences between income taxes at the statutory rate of 37.4% and the income tax provision (benefit) in the accompanying statements of operations amount to $489,024, $27,372 and $27,921 for the years ended December 3, 1998, 1997 and 1996, respectively, and are due to nondeductible expenses and miscellaneous items.

     Guardian is subject to income taxes in the U.S. Virgin Islands. Guardian has approximately $1,414,000 of loss carryforwards expiring in 2011. Since Guardian must file a separate income tax return for insurance companies, these losses cannot be used by LCC.

9.   Leases

     As Lessor

     The Company receives rental income from leases for retail and office building space and ground leases to tenants under noncancelable lease agreements which expire at various dates. Five year renewal options are available for most leases. The leases provide for minimum annual rental payments plus adjustments, if applicable, for certain additional costs incurred by the lessor and/or a percentage of gross sales. Included in rental income for the years ended December 31, 1997 and 1996 are $52,000 and $77,000, respectively, of rent attributable to a percentage of tenants' gross sales.

     At December 31, 1998, the approximate future minimum rental income payments due during the next five years under non-cancelable terms of existing leases are as follows:

          1999 ..........................................  $ 4,887,500
          2000 ..........................................    5,063,400
          2001 ..........................................    5,168,400
          2002 ..........................................    5,272,200
          2003 ..........................................    5,372,800
                                                           -----------
                                                           $25,764,300
                                                           ===========

     As Lessee

     As lessee, Guardian leases office space, parking and other property from Unlimited Holdings, Inc., Guardian's former parent. The operating lease for the office space is for a five year term commencing January 1, 1998 with annual rental payments plus common area charges of $149,520.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The Company leases other property from Unlimited Holdings, Inc. on a monthly basis to provide housing to certain employees, as agreed in the purchase agreement for a three-year period commencing January 1, 1999.

     In addition, Guardian leases its U.S. Virgin Islands claims office in St. Croix under an operating lease agreement, which is renewed every month.

     Future minimum rental commitments are as follows:

          1999 .............................................  $173,520
          2000 .............................................   173,520
          2001 .............................................   173,520
          2002 .............................................   149,520
                                                              --------
                                                              $670,080
                                                              ========

10.  Lease Termination and Deferred Revenue

     In July 1997, one of the Company's tenant decided to close its department store operations throughout the United States, including the U.S. Virgin Islands, and as of October 31, 1997, ceased retail sales at Lockhart Gardens Shopping Center. The tenant's lease did not expire until 2001, and it was obligated to make base rental payments and tenant reimbursements until lease expiration. The Company negotiated a lease termination agreement and payment. The new tenant that took possession of the space occupied by the previous tenant reimbursed the Company for the payment made.

     The amount received from the new tenant has been deferred and is being amortized over the initial term of the lease on the straight-line method.

11.  Transactions with Related Parties

     Loans payable to related parties consist of:

       Loan payable to seller of Guardian and Heritage,
       bearing interest at prime (7.75% at December 31,
       1998) due March 31, 1999. ..............................  $1,125,000

       Loan payable to Guardian's former parent, bearing
       interest at 2% above the bank base rate of lending
       (7.73% at December 31, 1998), collaterized by a
       mortgage as security agreement in investment in real
       estate. Principal payable in 1998 amounts to $27,132. ..     363,768
                                                                 ----------
                                                                 $1,488,768
                                                                 ==========

     The amounts due from shareholders were to be paid with the proceeds of the IPO, however, as the IPO has been terminated, these amounts have no specific repayment terms and bear interest at 9%.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     A shareholder of the Company and member of the Board of Directors is also a partner of a law firm which renders legal services to the Company. During the years ended December 31, 1998, 1997 and 1996 legal fees paid to this law firm amounted to approximately $99,000, $147,000 and $201,000, respectively.

12.  Employee Benefit Plan

     The Company, through HELM, sponsors a defined-contribution retirement benefit plan, subject to ERISA, that covers substantially all employees. The plan provides that the Company will match the employee-directed contributions up to a maximum of $500. The Company's contributions pursuant to the plan for the years ended December 31, 1998 and 1997 were approximately, $30,000 and $17,000, respectively. No contributions were made in 1996.

13.  Capital Stock

     Common Stock Description

     Except as otherwise set forth below or as otherwise required by law, the rights and privileges of each class of the common stock are substantially identical in all material respects, including the right of the members of a class of common stock to participate ratably in offers by the Company to repurchase shares of common stock that are directed to all of the holders of any other class of the common stock. No class of common stock has preemptive rights.

     Voting Rights

     Each holder of Class B Common Stock is entitled to ten votes for each share. If the aggregate number of shares of Class B Common Stock no longer represent at least 75% of the combined voting power, each holder of Class B Common Stock is entitled to one vote.

     Distributions

     The Board of Directors of the Company may cause distributions to be paid to holders of shares of Common Stock out of funds legally available for the payment of distributions, provided, however, that the Board of Directors may declare the payment of cash distributions of up to $.425 per annum per share of Class B Common Stock to the holders of Class B Common Stock without declaring or paying any distributions on Class A Common Stock. The right of the Board of Directors to declare a separate distribution payable only on the Class B Common Stock shall cease once the Board of Directors declares a distribution payable to both classes of Common Stock. Thereafter, any distribution on the Common Stock shall be payable on shares of Class A Common Stock and Class B Common Stock share alike.

     Liquidation Rights

     In the event of any dissolution, liquidation or winding up of the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, the remaining assets and funds of the Company, if any, shall be divided among and paid ratable to the holders of Class A Common Stock and the holders of Class B Common Stock provided, however, that so long as distributions are not being paid on Class A Common Stock, the holders of Class A Common Stock shall be entitled to preferential rights in the event of liquidation, dissolution or winding up of the Company with each holder of Class A Common Stock entitled to receive $6.50 per share before any sum shall be paid to or any assets distributed among the holders of Class B Common Stock.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Conversion Rights

     Each and every share of Class B Common Stock is convertible into Class A Common Stock at any time at the option of the holder. Such conversion shall be on a share-for-share basis. Shares of Class A Common Stock are not convertible.

     Mandatorily Redeemable Securities

     Mandatorily redeemable securities consist of 184,931 shares of Class A Common Stock and are recorded at the redemption value of $8.30 per share.

     Dividends

     Dividends payment dates are scheduled for the last day of each month, with the per share amount paid per dividends determined by the Board of Directors at its quarterly meetings.

14.  Contingencies

     The Company is a defendant in certain legal proceedings in the normal course of business that have not been finally adjudicated. Management believes, based on the opinion of legal counsel, that the final disposition of these legal actions will not have a material adverse effect on the Company's financial position or results of operations.

15.  Financial Instruments with Off-Balance Risk

     Guardian and Heritage are participants in catastrophic cover agreements made with reinsurers that provide insurance protection coverage up to a certain level for losses exceeding Guardian's and Heritage's risk retention. Even though these agreements are legally binding, Guardian and Heritage will be liable for such risks only if the reinsurer fails to meet its obligations under existing agreements.

16.  Supplemental Disclosure of Cash Flows Information

     Interest paid for the years ended December 31, 1998, 1997 and 1996 amounted to $2,350,000, $2,140,000 and $1,627,000, respectively.

     The Company capitalized interest amounting to $47,000 and $6,200 during the years ended December 31, 1998 and 1997, respectively.

     Non-cash transactions during the year ended December 31, 1998 include the following:

     --   Acquisition of Guardian and Heritage by issuing Class A common stock.

     -- Capitalization of a note receivable from PFC outstanding at December 31, 1997.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

17.  Subsequent Event

     On February 12, 1999, LCC signed a stock purchase agreement underwhich it agreed to purchase at a future date 91% of the outstanding shares of common stock of EPO Capital Corporation (EPO) and Keylink Transmedia, Inc. (Keylink Transmedia) for $400,000 plus 25,000 shares of LCC's Class A Common Stock. EPO, a licensed broker/dealer and member of the National Association of Securities Dealers, was established in 1996 to conduct electronic public offerings. Keylink Transmedia designs and develops customized websites.

18.  Agreement with Insurance Company and Tenant

     One of the Company's tenants operated a supermarket on leased land. The tenant constructed a building on the land leased from HELM. On September 15, 1995, Hurricane Marilyn destroyed the building. The land lease provided that the tenant had to keep the building insured against loss or damages for the mutual benefit of the tenant and HELM. On March 1, 1999, HELM signed an agreement with the insurance company that issued the policy on the aforementioned building in which the insurance company recognized HELM as a third party beneficiary under the terms of the insurance policy.

     The agreement also provided for the deposit of $2,010,000 (estimated cost of replacing the building) in an escrow account for the sole purpose of replacing the destroyed building. In addition to the deposit made, the insurance company paid HELM $690,000 representing interest on the policy proceeds as permitted by the laws of the U.S. Virgin Islands. In consideration of the aforesaid payments, HELM fully and finally released and forever discharged the insurance company and its affiliates from any and all liability of every kind in any way connected with the insurance policy. HELM also assigned to the insurance company all the rights, claims, etc. which it may have against the tenant relating to or arising out of entitlement to proceeds of the insurance policy reserving all other claims or causes of action against the tenant.

     On March 4, 1999, HELM signed an agreement with the tenant in which the tenant agreed to pay HELM $35,000 and to surrender its interest in the lease. Both parties also agreed to dismiss all pending claims, including
     HELM's claim against the insurance company, and to exchange full and comprehensive releases in favor of and by all parties.

     No amount related to these agreements have been recognized in the accompanying financial statements.

                                                                      SCHEDULE I

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Schedule I - Real Estate and Accumulated Depreciation
December 31, 1998
--------------------------------------------------------------------------------

                                                                           Cost Capitalized
                                                                             subsequent to            Gross amount at
                                             Initial Cost to Company          acquisition            December 31, 1998
                                          ----------------------------  ----------------------  ---------------------------
                                          Land and Land  Buildings and                Carrying      Land      Buildings and
Description                 Encumbrances   Improvements   Improvements  Improvements    Costs   Improvements   Improvements
-----------                 ------------  -------------  -------------  ------------  --------  ------------  -------------
Drakes Passage
  Charlote Amalie
  St. Thomas
  Retail/office complex    Mortgage lien   $     5,000    $    40,000    $   696,286    $  --    $     5,000   $   736,286

Grand Hotel
  Charlote Amalie
  St. Thomas
  Retail/office complex    Mortgage lien       264,743         65,000      4,480,117       --        264,743     4,516,973

Lockhart Gardens Shopping
  Center, Estate Tomas,
  St. Thomas
  Shopping Center          Mortgage lien        34,987        497,380     10,045,504       --         34,987     7,452,203

Sugar Estate Park
  Estate Thomas,
  St. Thomas
  Business Park            Mortgage lien       277,172             --      1,102,348       --        714,352            --

Market Square East
  Estate Donoa,
  St. Thomas
  Land                     Mortgage lien            --             --      1,769,975       --      1,769,975            --

Cinema One Building
  Estate Thomas,
  St. Thomas                                     5,000             --             --       --          5,000            --

Red Hook Shopping Center
  Red Hook, St. Tomas
  Shopping Center          Mortgage lien     1,013,862      4,971,608        239,943       --      1,013,862     5,211,551

Fort Mylner Commercial
  Center
  Estate Tutu, St. Thomas
  Office Building          Mortgage lien       646,910      1,218,220         53,018       --        646,910     1,271,238

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Schedule I - Real Estate and Accumulated Depreciation (Continued)
December 31, 1998
--------------------------------------------------------------------------------

                                         Accumulated     Date of      Date    Useful
Description                   Total     Depreciation  Construction  Acquired   Life
-----------                -----------  ------------  ------------  --------  ------
Drakes Passage
  Charlote Amalie
  St. Thomas
  Retail/office complex    $   741,286   $   98,589                   1920     31.5

Grand Hotel
  Charlote Amalie
  St. Thomas
  Retail/office complex      4,781,716    1,151,756                   1914     31.5

Lockhart Gardens Shopping
  Center, Estate Tomas,
  St. Thomas
  Shopping Center            7,487,190    1,461,241       1972                 31.5

Sugar Estate Park
  Estate Thomas,
  St. Thomas
  Business Park                714,352      134,534       1991                 31.5

Market Square East
  Estate Donoa,
  St. Thomas
  Land                       1,769,975           --       1997                 31.5

Cinema One Building
  Estate Thomas,
  St. Thomas                     5,000           --

Red Hook Shopping Center
  Red Hook, St. Tomas
  Shopping Center            6,225,413      646,055                   1995     31.5

Fort Mylner Commercial
  Center
  Estate Tutu, St. Thomas
  Office Building            1,918,148       99,663                   1996     31.5

                                                                      SCHEDULE I

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Schedule I - Real Estate and Accumulated Depreciation (Continued)
December 31, 1998
--------------------------------------------------------------------------------

                                                                           Cost Capitalized
                                                                             subsequent to            Gross amount at
                                             Initial Cost to Company          acquisition            December 31, 1998
                                          ----------------------------  ----------------------  ---------------------------
                                          Land and Land  Buildings and                Carrying      Land      Buildings and
Description                 Encumbrances   Improvements   Improvements  Improvements    Costs   Improvements   Improvements
-----------                 ------------  -------------  -------------  ------------  --------  ------------  -------------
Fort Mylner Shopping
  Center
  Estate Tutu, St. Thomas
  Shopping Center          Mortgage lien   $ 1,825,144    $ 2,743,426    $        --    $  --    $ 1,825,144   $ 2,743,426

Orange Grove Shopping
  Center
  Orange Grove, St. Croix
  Shopping Center          Mortgage lien       501,997      3,082,428         24,827       --        501,997     3,107,255

Corporate Office Building
  Estate Thomas,
  St. Thomas
  Office Building          Mortgage lien            --        202,295         34,573       --             --       236,867

Undeveloped Land                             4,335,771             --        133,134       --      4,468,905            --
                                           -----------    -----------    -----------    -----    -----------   -----------
                                             8,910,586     12,820,357     18,579,725       --     11,250,875    25,275,799

Investment in real estate                    2,250,000                                             2,250,000
Land held for sale                             192,826                                               192,826
                                           -----------    -----------    -----------    -----    -----------   -----------
                                           $11,353,412    $12,820,357    $18,579,725    $  --    $13,693,701   $25,275,799
                                           ===========    ===========    ===========    =====    ===========   ===========

                                         Accumulated     Date of      Date    Useful
Description                   Total     Depreciation  Construction  Acquired   Life
-----------                -----------  ------------  ------------  --------  ------
Fort Mylner Shopping
  Center
  Estate Tutu, St. Thomas
  Shopping Center          $ 4,568,570   $  216,947                   1996     31.5

Orange Grove Shopping
  Center
  Orange Grove, St. Croix
  Shopping Center            3,609,252      246,082                   1996     31.5

Corporate Office Building
  Estate Thomas,
  St. Thomas
  Office Building              236,867       56,989       1990                 31.5

Undeveloped Land             4,468,905           --
                           -----------   ----------
                            36,526,674    4,111,856

Investment in real estate
Land held for sale
                           -----------   ----------
                           $36,526,674   $4,111,856
                           ===========   ==========

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Schedule I - Real Estate and Accumulated Depreciation (Continued)
December 31, 1998
--------------------------------------------------------------------------------

Reconciliation - Land and Land improvements

                                                   Year ended December 31
                                         --------------------------------------
                                             1998          1997         1996
                                         -----------   -----------  -----------
Balance at beginning of year .........   $10,146,068   $10,009,236  $ 7,030,326

Additions during the year:
  Acquisitions .......................            --            --    2,974,051
  Improvements .......................     1,769,975       136,832       12,366
                                         -----------   -----------  -----------
Total additions ......................     1,769,975       136,832    2,986,417

Deductions during the year:
  Cost of real estate sold ...........      (424,649)           --       (7,507)
  Cost of real estate held for sale ..      (240,519)           --           --
                                         -----------   -----------  -----------
Total deductions .....................      (665,168)           --       (7,507)
                                         -----------   -----------  -----------
Balance at end of year ...............   $11,250,875   $10,146,068  $10,009,236
                                         ===========   ===========  ===========


Reconciliation - Building and Improvements

                                                   Year ended December 31
                                         --------------------------------------
                                             1998          1997         1996
                                         -----------   -----------  -----------
Balance at beginning of year .........   $25,155,646   $25,068,409  $11,548,709

Additions during the year:
  Acquisitions .......................            --            --    7,044,074
  Improvements .......................       120,153        87,237    6,475,626
                                         -----------   -----------  -----------
Total additions ......................       120,153        87,237   13,519,700
                                         -----------   -----------  -----------
Balance at end of year ...............   $25,275,799   $25,155,646  $25,068,409
                                         ===========   ===========  ===========


The basis of all depreciable assets is $26,546,255.

LOCKHART CARIBBEAN CORPORATION AND SUBSIDIARIES
Schedule I - Real Estate and Accumulated Depreciation (Continued)
December 31, 1998
--------------------------------------------------------------------------------

Reconciliation - Accumulated Depreciation

                                                   Year ended December 31
                                         --------------------------------------
                                             1998          1997         1996
                                         -----------   -----------  -----------
Balance at beginning of year .........   $ 3,369,010   $ 2,457,293  $ 1,815,062

Additions during the year:
  Depreciation expense ...............       867,019       911,717      642,231

Deductions during the year:
  Land improvements sold .............       (76,480)           --           --
  Reclassification ...................       (47,693)           --           --
                                         -----------   -----------  -----------
Total deductions .....................      (124,173)      136,832           --
                                         -----------   -----------  -----------
Balance at end of year ...............   $ 4,111,856   $ 3,369,010  $ 2,457,293
                                         ===========   ===========  ===========

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


     None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant


      Name                Age                Position
      ----                ---                --------
George H.T. Dudley....... 49  Co-Chairman of the Board of Directors and Co-CEO
Wesley S. Williams, Jr... 56  Co-Chairman of the Board of Directors and Co-CEO
John P. deJongh, Jr...... 41  President, Chief Operating Officer and a Director
Cornel Williams ......... 41  Treasurer and Chief Financial Officer
Christine A. O'Keefe..... 49  Secretary, and Vice-President - Property Managment
Etienne R. Bertrand...... 48  Senior Vice President-Development
Alton L. Adams........... 41  Director
Steve Begleiter.......... 37  Director
Lisa S. Curreri.......... 58  Director
Raymond L .Fournier...... 30  Director
Kathleen P. Goldberg..... 54  Director
William H. Hastie........ 51  Director
Herbert E. Lockhart, III. 48  Director
John E. Oxendine......... 55  Director


     George H.T. Dudley is Co-Chairman of the Board of Directors and Co-CEO of the Company and has been a member of the Company's Executive Committee since 1987. A member of the Virgin Islands and Pennsylvania Bars, and the founder in 1978 and managing partner of the firm of Dudley, Topper and Feuerzeig (the largest law firm in the Virgin Islands), Mr. Dudley specializes in financial services, real estate, finance, and corporate management, and general commercial law. Mr. Dudley is a member of the Board of Trustees of the University of the Virgin Islands (where he serves on its Executive Committee and as chairman of the Board's Committee on Finance), a member of the American Law Institute (serving on the Institute's governing Council and its Executive Committee), and a current member and past Chairman of the Villanova Law School Board of Consultors. Mr. Dudley received his undergraduate degree from George Washington University and his J.D. from Villanova University. In 1994, Mr. Dudley received the honorary title of Chevalier (Knight) from the King of Belgium for his years of service as Honorary Consul of Belgium. Mr. Dudley served as an Adviser to the Restatement of the Law, Third, Property (Mortgages), published by the American Law Institute, and currently serves as an Adviser to the Institute's Restatement of the Law, Third, Property (Joint Ownership), presently in development.

     Wesley S. Williams, Jr. is Co-Chairman of the Board of Directors and Co-CEO of the Company and has been a member of the Company's Executive Committee since 1987. A member of the District of Columbia and New York Bars, and a partner since 1975 in the firm of Covington & Burling -- which has law offices in Washington, D.C., London and Brussels, and a correspondent office in Paris -- Mr. W. Williams specializes in financial services, real estate, finance, and corporate and securities law. Mr. W. Williams is a member of the Board of Trustees (and of its Executive Committee) of Penn Mutual Life Insurance Company

(sole parent of, inter alia, Janney Montgomery Scott), of the Board of Directors (and of its Executive Committee) of CarrAmerica Realty Corporation, of the Board of Managers of Blackstar L.L.C., and of the Boards of Directors of Blackstar Communications, Inc. and of the Federal Reserve Bank of Richmond. Mr. W. Williams was formerly Chairman of the Boards of Directors of Broadcast Capital, Inc. and Broadcast Capital Fund, Inc., and a member of the Board of Directors of Salomon Inc. (sole parent of Salomon Brothers Inc, Phibro Inc. and Phibro Energy Production, Inc.). A member of the American Law Institute, Mr. W. Williams at one time held a faculty appointment at Columbia University Law School, and later served as an Adjunct Professor of real estate finance and financial services law at Georgetown University Law Center. Mr. W. Williams holds B.A. and J.D. degrees from Harvard University, an M.A. degree from Tufts University's Fletcher School (earned as a Woodrow Wilson Fellow), and an LL.M. degree from Columbia University Law School. Confirmed by the U.S. Senate and House of Representatives as a member of the Board of Regents of the Smithsonian Institution, Mr. W. Williams formerly served as a member of the Board of Overseers (and of its Executive Committee) of Harvard University.

     John P. deJongh, Jr. has served as President and Chief Operating Officer of the Company and as a member of its Board of Directors since 1996. Prior to joining Lockhart, Mr. deJongh was a Senior Managing Consultant with Public Financial Management, Inc. (co-managing the firm's strategic municipal consulting practice), from 1993 to 1996; and earlier served as Executive Assistant to the Governor of the U.S. Virgin Islands, from 1990 to 1992, and as the U.S. Virgin Islands' Commissioner of Finance, from 1987 to 1990. While holding these government positions, Mr. deJongh also served as Chairman of the U.S. Virgin Islands Water and Power Authority (1987 to 1992), as Executive Director of the U.S. Virgin Islands Public Finance Authority (1988 to 1990), and as Chairman of the U.S. Virgin Islands Tax Review Board, Secretary of the U.S. Virgin Islands Banking Board, and a member of the U.S. Virgin Islands Small Business Development Agency (in each instance, 1987 to 1990). Mr. deJongh has been a Vice President-Country Consumer Manager (responsible for consumer credit in the U.S. and British Virgin Islands, and on St. Maarten, Netherlands Antilles), having earlier served as a Second Vice President-Corporate Lending, in each instance with Chase Manhattan Bank, N.A., on St. Thomas, U.S. Virgin Islands (1984 to 1987). Mr. deJongh is a graduate of Antioch College and of Chase Manhattan Bank's Corporate Credit Development Program. Mr. deJongh serves as President of the Karen Ingeborg Lockhart Foundation, and is a member of the Boards of Directors of the Community Foundation of the U.S. Virgin Islands, and of the St. Thomas/St. John Chamber of Commerce.

     Cornel Williams, who is not related to Mr. W. Williams, has served as the Company's Corporate Secretary and Treasurer (Chief Financial Officer) since 1996. Prior to joining Lockhart, Mr. C. Williams served as Accounting Manager of the U.S. Virgin Islands Port Authority from 1992 to 1996, as Finance Manager, Virgin Islands Telephone Corporation, and Assistant Controller, Guyana Telephone and Telegraph Company Ltd. from 1990 to 1992, as Controller, Cowpet Beach Resort Development on St. Thomas from 1989 to 1990, as a financial analyst for Ford Motor Company in Detroit, from 1986 to 1988, and as Financial Manager, Virgin Islands Maritime Services from 1982 to 1984. Mr. C. Williams received his M.B.A. (with a concentration in finance) from the University of Illinois, having earlier received a baccalaureate degree from the University of the Virgin Islands.

     Christine O'Keefe joined the Company as Vice-President-Investor Relations in February, 1998. Prior to joining Lockhart, Ms. O'Keefe served as Comptroller to the Leather Shop, Inc., a group of retail stores featuring high-end designer leather goods, luggage and clothing on St. Thomas, from 1996 to 1998, as Regional Manager for Ambient Technologies, Inc. on St. Thomas (a wholly-owned subsidiary of Israel Desalination Engineering, Ltd.) from 1983 to 1996, as Assistant Project Manager for Armour Enterprises, a real property management firm, on St. Thomas from 1987-1988, as host of "Conversation" talk show on WVWI Radio, St. Thomas (CBS affiliate) from 1980 to 1983, as Comptroller of Dudley, Martin & Dudley law firm on St. Thomas from 1979 to 1980, and as General Manager of Ohio Water Treatment of Ohio from 1974 to 1978. Ms. O'Keefe received her B.A. from Akron University in 1973.

     Etienne R. Bertrand has served as the Company's Senior Vice President - Development since 1990 and as Secretary of the Company from 1991 to 1996. Prior to joining Lockhart, Mr. Bertrand served as Senior Project ManagerCEastern Region with the Barker Partrinely Group in Houston and southern Florida from 1986 to 1990, as a Construction Manager with Gerald D. Hines Interests in Miami and Houston from 1981 to 1986, Project Architect with 3D/International in Houston from 1979 to 1981, Tenant Construction Manager with Gerald D. Hines CPS Division in Houston from 1978 to 1979, Project Job Captain with John S. Chase, FAIA in Houston from 1977 to 1978, and as Technical Production Coordinator with A.M. Kinney-Wm. J. Rabon & Associates in Cincinnati from 1975 to 1977. A licensed architect in the U.S. Virgin Islands and Texas, Mr. Bertrand received his bachelor of architecture degree from the University of Cincinnati.

     Alton L. Adams was elected to the Company's Board of Directors in 1997. Mr. Adams is the President of Standard & Poor's DRI. Previously, he was the Chief Operating Officer of The Faneuil Group in Boston (a marketing services organization providing database telemarketing and analytical services in the U.S., Canada and Australia), Mr. Adams, who received his bachelor's degree from Georgetown University and his M.B.A. from the University of Pennsylvania's Wharton School, has been a guest lecturer in the field of marketing at the Anderson Graduate School of Business of the University of California at Los Angeles, and also at Germany's University of Mainz.

     Steven L. Begleiter is a Senior Managing Director in the Corporate Finance Division of Bear, Stearns & Co., Inc., where he heads the Specialty Finance Group. He joined Bear Stearns in 1984 and since then has worked extensively with commercial and savings banks and their holding companies, non-bank commercial and mortgage lenders, and a variety of specialty finance companies. Mr. Begleiter has completed a broad range of assignments, including restructurings, financings, mergers and acquisitions, and asset-backed securitizations . He has also participated in debt and equity transactions for Latin American financial institutions. Mr Begleiter received his undergraduate degree in economics from Haverford College.

     Lisa S. Curreri was elected to the Company's Board of Directors in 1997. Since 1996, Ms. Curreri has been a name principal in the St. Thomas firm of McLaughlin Arguin Curreri Realtors, the Virgin Islands real estate brokerage firm where she has worked as a broker since 1989. Ms. Curreri served as a real estate sales associate with McLaughlin Realtors from 1979 to 1988, and was earlier employed by St. Thomas' WBNB, Channel 10. A graduate of Foxcroft School (Middleburg, VA), Ms. Curreri is a member of the National Association of Realtors. She holds the Certified Residential Specialist and Graduate Realtor Institute designations.

     Raymond L. Fournier has been President of Guardian since 1996, and has been President and Chairman of the Board of Directors of Heritage since 1993, and has served as a member of the Board of Directors of Unlimited Holdings, Inc. since 1994. Mr. Fournier, who is a native of Puerto Rico, received a BA degree in economics and finance from Clark University, and trained in reinsurance at Cologne Reinsurance Company, Cologne, Germany, and D.G. Durham Ltd., at Lloyd's of London.

     Kathleen P. Goldberg was elected to the Company's Board of Directors in 1981. A Vice President of Beverly Hills Manuscript and Rare Coins, Inc., and a Trustee of its Profit and Pension Plan since 1981, Ms. Goldberg is active in community charities in the Los Angeles area, and previously chaired the 14th annual Vista Del Mar Child Care Service Fishing and Golfing Invitational. Ms. Goldberg studied at Cazanovia College and Howard University.

     William H. Hastie was elected to the Company's Board of Directors in 1997. Since 1994, Mr. Hastie has been a partner, Vice Chairman and an Executive Committee member with the law firm of Arnelle Hastie McGee Willis & Greene, Los Angeles, California. Previously, Mr. Hastie served as co-founder and managing partner of the law firm of Arnelle & Hastie, San Francisco, California, from 1985 to 1994, and as Undersecretary and General Counsel of California's State and Consumer Services Agency, from 1979 to 1983. Mr. Hastie received his bachelor's degree from Amherst College, a certificate from the University of Strasbourg, and his J.D. from Boalt Hall School of Law of the University of California at Berkeley. Mr. Hastie has been a member of the Board of Directors of the California HealthCare Foundation since 1996, having previously served as a member of the Board of Directors of Blue Cross of California from 1992 to 1996. He has also served as an Adjunct Professor of Law at the Graduate School of Public Policy of the University of California at Berkeley.

     Herbert E. Lockhart, III was elected to the Company's Board of Directors in 1985. Sole proprietor of a salvage business, Herbie's Big Tow, and a resource recovery consultant since 1990, Mr. Lockhart previously served as reconstruction project supervisor for St. Thomas' Mountaintop Condominium Association from 1991 to 1992. Mr. Lockhart was the Company's President from 1986 to 1990, and a Vice President of the Company from 1981 to 1986. Earlier, Mr. Lockhart served as the Manager of Operations and Water Technician for St. Thomas' Donoe Water Company from 1977 to 1980, and as a management trainee with the Hechinger Company in the Washington, D.C. suburbs. A graduate of Milton College, with further study at the Computer Institute of Boston, George Mason University, and the University of the Virgin Islands, Mr. Lockhart is the past President of the Rotary Club of St. Thomas, and of the Humane Society of the Virgin Islands, and also served as Vice President of the Boy Scouts of America/Virgin Islands Council, and as Treasurer of St. Thomas' Masonic Lodge No. 356. Mr. Lockhart has also been active with the Navy League of the United States' St. Thomas/ St. John Council, and as a charter member of the Toastmasters Club of the Virgin Islands.

     John E. Oxendine was elected to the Company's Board of Directors in 1997. Since 1987, Mr. Oxendine has served as the founding Chairman and CEO of Blackstar Communications, Inc., a television broadcast holding company with stations in Florida, Michigan and Oregon. Since 1994, he has also served as founding Chairman and CEO of Blackstar L.L.C., also a television broadcast holding company, with additional stations in South Dakota and now sole parent of Blackstar Communications, Inc. Mr. Oxendine was recently appointed President and CEO of Broadcast Capital, Inc. and Broadcast Capital Fund, Inc., a venture capital firm and supporting foundation, where he had served as President and CEO from 1981 to 1995. Previously, Mr. Oxendine served as Assistant Chief in the Financial Assistance Division of the Federal Savings & Loan Insurance Corporation from 1979 to 1981, as Assistant Manager with the Chicago, London, Mexico City, and New York offices of First National Bank of Chicago from 1974 to 1979, as a Senior Associate with Korn\Ferry Associates in Los Angeles from 1972 to 1974, as a Management Consultant with Fry Consultants in San Francisco from 1971 to 1972, and as a Management Advisor with the Bedford-Stuyvesant Restoration Corporation from 1968 to 1969. Mr. Oxendine received his bachelor's degree from Hunter College, and an M.B.A. from Harvard University's Graduate School of Business Administration, where he was a John Hay Whitney Fellow. Mr. Oxendine serves on the Boards of Directors of HSN, Inc., and of Medlantic Health Care Group.


Item 11. Executive Compensation

Director Compensation

     Directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Company's Board of Directors or committees thereof. Additionally, each non-employee director currently receives $500 for attending each meeting of the Board, a subscription to The Virgin Islands Daily News, and options each year to purchase up to 1,000 shares of Class A Common Stock at the fair market value at the date of grant. No options have been issued or exercised by any director. Directors who are employees of the Company receive no compensation for their service as directors of the Company.


Executive Compensation

     The following table shows compensation paid to, deferred or accrued for the benefit of each of the Company's executive officers whose salary and bonus for the year ended December 31, 1998 totaled at least $100,000 in the aggregate (the "Named Executive Officers") for all services rendered to Lockhart during the fiscal year ended December 31, 1998.

                         1998 Summary Compensation Table


                               Annual Compensation

Name and Principal Position      Salary       Bonus(1)       Other Annual (2)
---------------------------      ------       --------       ----------------
George H.T. Dudley
  Co-Chairman and Co-CEO         $33,750      $174,900             ----

Wesley S. Williams, Jr.
  Co-Chairman and Co-CEO         $51,750      $163,650             ----

John P. deJongh, Jr.
  President and Chief            $101,153     $ 170,250          $21,900
  Operating Officer

Etienne R. Bertrand
  Senior Vice President,
  Development                    $93,941      $ 35,750           $20,400

------------

(1) The amount reported as Bonus for each Named Executive Officer consists of two components: (i) a 1998 general performance bonus and (ii) a transaction-based bonus for the same period. Bonuses were paid both in cash and in shares of Class A Common Stock as follows:

                         Dudley    Williams     deJongh     Bertrand
                         ------    --------     -------     --------
     Performance-Cash   $ 22,500   $ 11,250    $ 11,250     $ 26,250
     Performance-Stock   126,100    126,100     126,100        6,500
     Transaction-Cash     26,300     26,300      32,900        3,000
                       --------    --------    --------     --------
                        $174,900   $163,650    $170,250     $ 35,750


     The value of the shares paid as bonuses is based on the fair market value of the Class B Common Stock on the date of grant, as determined by the Board of Directors of the Company.

(2) The amount reported for Mr. deJongh and Mr. Bertrand include $13,200 and $14,400 for a housing allowance, respectively. The Company has not included in the Summary Compensation Table the value of incidental personal perquisites furnished by the Company to the other Named Executive Officers, since such value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such Named Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998 by
(i) each person known by Lockhart to be the beneficial owner of more than 5% of any class of the Company's voting Common Stock, (ii) the Named Executive Officers, and (iii) all of the Company's directors and executive officers as a group. Except as otherwise indicated, the address of each holder is the same as the Company. Unless otherwise noted, each holder has sole voting and investment power with respect to all shares of stock listed as owned by such person.

                                        Class B             Class A          Percent of Vote
                                     Common Stock         Common Stock      of all Classes of
Name of Beneficial Owner            Number        %      Number       %       Common Stock
------------------------            ------       ---     ------      ---       ------------
George H.T. Dudley (1) ........     284,560      3.3%    11,390      22.7%        3.3%

Wesley S. Williams, Jr. (2) ...   1,520,454     17.5%    22,970      45.8%       17.6%

John P. deJongh, Jr ...........       7,275       *       9,760      19.5%         *

Etienne R. Bertrand ...........      30,943       *       1,280       2.6%         *

Kathleen P. Goldberg (3) ......   1,248,146     14.4%     1,630       3.3%       14.4%

William H. Hastie .............     595,401      6.9%                             6.9%

Herbert E. Lockhart, III ......      70,325       *                                *

Cassandra M. Flipper(4) .......     446,384      5.2%                             5.1%

Irma Corinne Lockhart .........   1,937,139     22.4%                            22.3%

Gertrude L. Melchior ..........   1,963,445     22.7%       780       1.6%       22.7%

John E. Oxendine ..............       5,385       *                    *           *

All Directors and executive
 officers as a group ..........   3,763,459     43.4%    48,810      97.3%       43.5%

---------------
*    Represents less than 1% of the class or vote, as the case may be.
(1) Includes 94,973 shares of Class B Common Stock held in trust. Shares not held in trust are owned jointly by Mr. Dudley and his wife.
(2) Includes 469,761 shares of Class B Common Stock held in trust. Shares not held in trust are owned jointly by Mr. Williams and his wife.
(3)  Includes 233,084 shares of Class B Common Stock held in trust.
(4)  Includes 379,299 shares of Class B Common Stock held in trust.

Item 13. Certain Relationships and Related Transactions

     George H.T. Dudley, who serves as Co-Chairman of the Board of Directors and Co-CEO of the Company, is a partner in the law firm Dudley, Topper and Feuerzeig. Dudley, Topper and Feuerzeig renders legal services to the Company and was paid fees of approximately $99,000, $147,000, and $201,000 for such services by the Company during the fiscal years ended December 31, 1998 ,1997 and 1996, respectively.

     The Company has entered into an agreement to lease No. 10 Estate Thomas, which is adjacent to Sugar Estate Park. No. 10 Estate Thomas consists of approximately 2.64 acres zoned for business development and includes a Victorian style residence, which sustained damage in Hurricane Marilyn. The Company intends to repair the residence, converting it into office space, and to move its principal executive offices into the new space. The lease agreement requires the Company to pay monthly rent equal to the greater of $2,100 or one-half the rent received by the Company from No. 44 Estate Thomas, which the Company currently uses as its principal executive offices. No. 10 Estate Thomas is owned by Gertrude L. Melchior, one of the Company's principal stockholders. George H.T. Dudley is the son of Mrs. Melchior.

     Lisa S. Curreri is a member of the Board of Directors of the Company and a principal of McLaughlin Arguin Curreri Realtors. McLaughlin Arguin Curreri Realtors has provided real estate brokerage services to the Company from time to time, and the Company expects to use such services in the future. All past and any future brokerage services rendered by McLaughlin Arguin Curreri Realtors to the Company have been and will be on terms consistent with the industry and commensurate with those available from unaffiliated parties.

     Richard  E.W.  Grant,   President  of  PFC,  is  the  beneficial  owner  of
approximately 29,250 shares of the Company's Class B Common Stock, which represents less than one percent of such shares outstanding. Approximately 20,500 of such shares are held jointly by Mr. Grant and his wife, and the remaining shares are held by Mrs. Grant. The Company acquired PFC and retained Mr. Grant as an employee of the Company following the acquisition. As a shareholder of PFC, Mr. Grant and a trust established by Mr. Grant received an aggregate of approximately $187,500 from the Company for their PFC shares. George H.T. Dudley is Mr. Grant's brother-in-law.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


A. The Financial statements required by Item 8 are incorporated by reference herein (See Item 8)


B.   Reports on Form 8-K

          Form 8-K dated December 31, 1998. Filed to report the closing of the acquisition of Guardian Insurance Company and Heritage Insurance Company (Caribbean) Ltd.

          Form 8-K/A dated  December 31, 1998.  Filed to report  historical  and
          proforma   financial   statements  for  the  acquisition  of  Guardian
          Insurance Company and Heritage Insurance Company (Caribbean) Ltd.

          Form 8-K dated February 3, 1999. Filed to announce the termination of the Company's public offering.


C.   Exhibits

          Exhibit 27 -- Financial Data Schedules


D.   The financial statements schedules required are included in Item 8.

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LOCKHART CARIBBEAN CORPORATION


Date: April 15, 1999         By:  /s/ John P. deJongh, Jr
                                  ---------------------------------------------
                                      John P. deJongh, Jr., President
                                      (Principal Executive Officer)

Date: April 15, 1999         By:  /s/ Cornel Williams
                                  ---------------------------------------------
                                      Cornel Williams, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

Pursuant to the Requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Signature                          Title
                                ---------                          -----
Date:    April 15, 1999         /s/ John P. deJongh, Jr.       President and a Director
                                ---------------------------    (Principal Executive Officer)
                                    John P. deJongh, Jr.

Date:    April 15, 1999         /s/ Cornel Williams            Chief Financial Officer (Principal
                                ---------------------------    Financial Officerand Principal
                                    Cornel Williams            Accounting Officer)


Date:    April 15, 1999         /s/ George H.T. Dudley         Co-Chairperson of the Board of
                                ---------------------------    Directors
                                    George H.T. Dudley

Date:    April 15, 1999         /s/ Wesley S. Williams, Jr     Co-Chairperson of the Board of
                                ---------------------------    Directors
                                    Wesley S. Williams, Jr.

Date:    April 15, 1999         /s/ Alton L. Adams             Director
                                ---------------------------
                                    Alton L. Adams

Date:    April 15, 1999         /s/ Steven L. Begleiter        Director
                                ---------------------------
                                    Steven L. Begleiter

Date:    April 15, 1999         /s/ Lisa S. Curreri            Director
                                ---------------------------
                                    Lisa S. Curreri

Date:    April 15, 1999         /s/ Raymond L. Fournier        Director
                                ---------------------------
                                    Raymond L. Fournier

Date:    April 15, 1999         /s/ Kathleen P. Goldberg       Director
                                ---------------------------
                                    Kathleen P. Goldberg

Date:    April 15, 1999         /s/ William H. Hastie          Director
                                ---------------------------
                                    William H. Hastie

Date:    April 15, 1999         /s/ Herbert E. Lockhart        Director
                                ---------------------------
                                    Herbert E. Lockhart

Date:    April 15, 1999         /s/ John E. Oxendine           Director
                                ---------------------------
                                    John E. Oxendine